Form 10-K
period 2018-12-31
Andina Acquisition Corp. III
filed 2019-03-27
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2018

Commission File Number 001-38563

ANDINA ACQUISITION CORP. III

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Calle 113 # 7-45 Torre B Oficina 1012 Bogotá, Colombia	N/A
(Address of principal executive offices)	(zip code)

(646) 565-3861

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	The NASDAQ Stock Market LLC
Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	The NASDAQ Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s ordinary shares on such date.

As of March 21, 2019, 13,895,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated January 28, 2019, as filed with the Securities and Exchange Commission on January 29, 2019, pursuant to Rule 424(b)(3) (SEC File Nos. 333-228530) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

ANDINA ACQUISITION CORP. III

FORM 10-K

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Andina Acquisition Corp. III

We are a Cayman Islands company incorporated on July 29, 2016 as an exempted company with limited liability. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We were incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the Americas. While we expect to explore target businesses throughout the Americas that our management team finds attractive, our management team’s most extensive experience is with companies in Latin America. Within Latin America, we intend to focus on the countries with stable political and macro-economic frameworks which include: Brazil, Chile, Colombia, Chile, Mexico and Peru. We intend to capitalize on opportunities presented by high growth rates within these countries.

In July and August 2016, we issued an aggregate of 2,875,000 ordinary shares (“insider shares”) to B. Luke Weil, our Chairman, for an aggregate purchase price of $25,000, or approximately $0.009 per share. Subsequent to such date, Mr. Weil transferred shares to other individuals and entities, including the underwriters in our initial public offering (“IPO”), for the same price originally paid for such shares.

On January 31, 2019, we consummated the IPO of 10,800,000 units, including 800,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one ordinary share, one right to receive one-tenth of one ordinary share, and one redeemable warrant, with each warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $108,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 395,000 Units (“Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,950,000, to certain of our initial shareholders and the joint book-running managers of the IPO and their respective affiliates. The Private Units are identical to the units sold in the IPO, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial shareholders or their permitted transferees. The purchasers of the Private Units have agreed (A) to vote the ordinary shares underlying the Private Units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any ordinary shares underlying the Private Units for cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the ordinary shares underlying the Private Units shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated. The purchasers of Private Units have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of our initial business combination.

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, $715,097 of cash was held outside of the trust account established in connection with the IPO and was available for working capital purposes.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated January 28, 2019, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 28, 2019, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain our principal executive offices at Calle 113 # 7-45 Torre B, Oficina 1012, Bogotá, Colombia. This space is being provided to us at no cost by a third party affiliated with Julio Torres, our Chief Executive Officer and one of our directors. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares, right, and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols ANDAU, ANDA, ANDAR and ANDAW, respectively. Our units commenced public trading on January 29, 2019 and since the ordinary shares, rights, and warrants commenced separate public trading on March 6, 2019.

Holders

As of March 21, 2019, there were 13 holder of record of our units, 18 holders of record of our ordinary shares, 1 holder of record of our rights, and 1 holder of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Cayman Islands Laws Relating to Our Equity Securities

For a summary of the relevant Cayman Island laws relating to taxation, foreign exchange controls, and dividends, see the section titled “Taxation – Cayman Islands Tax Considerations” contained in our prospectus dated January 28, 2019, incorporated by reference herein.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In July and August 2016, we issued an aggregate of 2,875,000 ordinary shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.009 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On January 31, 2019, we consummated the IPO of 10,800,000 units, including 800,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one ordinary share, one right to receive one-tenth of one ordinary share, and one redeemable warrant, with each warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $108,000,000. Cowen and Company, LLC and Craig-Hallum Capital Group LLC acted as joint book-running managers of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-228530) which became effective under Section 8(a) of the Securities Act on January 24, 2019.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 395,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $3,950,000, to certain of our initial shareholders and the joint book-running managers of the IPO and their respective affiliates. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Units are identical to the units sold in the IPO, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial shareholders or their permitted transferees. The purchasers of the Private Units have agreed (A) to vote the ordinary shares underlying the Private Units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any ordinary shares underlying the Private Units for cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the ordinary shares underlying the Private Units shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated. The purchasers of Private Units have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of our initial business combination.

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, $715,097 of cash was held outside of the trust account established in connection with the IPO and was available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our franchise and income taxes, if any, and up to $100,000 for our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Note required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed on July 29, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of our shareholders;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 29, 2016 (inception) to December 31, 2018 were organizational activities and those necessary to consummate the IPO, described below. Following the IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018 and 2017, we had a net loss of $14,772 and $424 which consists of operating and formation costs, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had no cash. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans from our sponsor.

On January 31, 2019, we consummated the IPO of 10,800,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $108,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 395,000 Private Units to certain Initial Shareholders and the underwritiers at a price of $10.00 per unit, generating gross proceeds of $3,950,000.

Following the IPO and the sale of the Private Units, a total of $108,000,000 was placed in the Trust Account and, following the payment of certain transaction expenses, we had approximately $715,000 of cash held outside of the Trust Account and available for working capital purposes. We incurred $3,204,451 in IPO related costs, including $2,700,000 of underwriting fees and $504,451 of other costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Following the IPO, we entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

In addition, we entered into several letter agreements with unaffiliated third parties that provide for a success fee to be paid to each such third party upon consummation of a Business Combination with a target business introduced to us by such third party in amounts ranging from 0.75% to 1% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the various agreements.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our internal controls over financial reporting are effective at December 31, 2018.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Julio A. Torres	51	Chief Executive Officer and Director
Mauricio Orellana	53	Chief Operating Officer and Director
Marjorie Hernandez	38	Treasurer
B. Luke Weil	39	Director (Chairman)
Matthew S. N. Kibble	40	Director
David Schulhof	47	Director

Julio A. Torres has served as our Chief Executive Officer since August 2018 and as a member of our Board of Directors since November 2018. Since 2013, he has been a managing partner at Multiple Equilibria Capital, a financial advisory firm covering Latin and Central America. From October 2015 to March 2018, Mr. Torres served as CEO of Andina Acquisition Corp. II on the deal that resulted in the merger with Lazydays. Between 2012 and 2013, Mr. Torres served as the co-CEO and board member of Andina Acquisition Corp. I. Since the merger with Tecnoglass he has continued as a board member of the merged entity. Prior to that he was managing director of Nexus Capital Partners, a private equity firm focused in the infrastructure sector in the Andean region. From 2006 to 2008, Mr. Torres served with the Colombian Ministry of Finance as director general of public credit and the treasury. He has also worked in other well recognized institutions in the financial sector such as JP Morgan Chase and is currently a board member of several companies in the region including Tuscany Oilfield Holdings, Fiduprevisora, and Serfinansa. Mr. Torres graduated from the Universidad de los Andes and received an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a master in public administration from the J.F. Kennedy School of Government at Harvard University.

We believe Mr. Torres is well-qualified to serve as a member of our Board due to his contacts and prior experience with Andina I and Andina II.

Mauricio Orellana has served as our Chief Operating Officer since September 2016 and a member of our Board of Directors since November 2018. Since 2013, Mr. Orellana has served as a financial consultant to companies in Latin America in the media, infrastructure and services sectors. From August 2015 to March 2018, Mr. Orellana served as Chief Financial Officer and a member of the board of directors of Andina II. From 2005 to 2013, Mr. Orellana was a Managing Director at Stephens Inc., a private investment banking firm. From 2000 to 2005, Mr. Orellana was a Vice President and Managing Director at Cori Capital Partners, L.P., a financial services firm. Prior to this, he served as Investment Officer for Emerging Markets Partnership and Inter-American Investment Corporation, each private investment firms. Mr. Orellana received a degree in electrical engineering from the Universidad Central de Venezuela and an M.B.A. from the Instituto de Education Superior de Administracion.

We believe Mr. Orellana is well-qualified to serve as a member of our Board due to his contacts and prior experience with Andina II.

Marjorie Hernandez has served as our Treasurer since September 2016. Ms. Hernandez served as Secretary of Andina II from August 2015 and as Treasurer from October 2015, in each case until March 2018. She was also an initial investor and advisor to Andina I. From 2008 to 2015, Ms. Hernandez served as senior currency strategist for Latin America at HSBC Securities (USA). From 2005 to 2008, she was the lead macro-economic and political analyst for HSBC, covering the Andean region. Previously, she was a public policy associate at the Council of the Americas, a forum dedicated to the contemporary political, social, and economic issues in Latin America. Ms. Hernandez received a B.A. from Columbia University.

B. Luke Weil has served as a member of our Board of Directors (Chairman) since our inception and as our Chief Executive Officer from inception until August 2018. In October 2014, he founded the Long Island Marine Purification Initiative, a non-profit foundation established to improve the water quality on Long Island, New York, and has served as its Chairman since such time. In November 2012, he also co-founded Rios Nete, a medical clinic in the upper Amazon region of Peru. Mr. Weil served as Chief Executive Officer of Andina II from its inception in July 2015 until August 2015, served as a member of its Board of Directors from its inception until its business combination with Lazy Days’ R.V. Center, Inc. (including as Non-Executive Chairman of the Board from February 2016 until the business combination) and has served as a director of the newly formed public company, Lazydays Holdings, Inc., since the business combination. From 2008 to 2013, Mr. Weil was Vice President, International Business Development — Latin America for Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From January 2013 until its merger in December 2013, Mr. Weil served as Chief Executive Officer of Andina 1 and previously served as a member of its board from September 2011 until March 2012. From January 2004 to January 2006, Mr. Weil served as an associate of Business Strategies & Insight, a public affairs and business consulting firm. From June 2002 to December 2004, Mr. Weil served as an analyst at Bear Stearns. Mr. Weil received a B.A. from Brown University and an M.B.A. from Columbia Business School.

We believe Mr. Weil is well-qualified to serve as a member of our Board due to his contacts and prior experience with Andina I and Andina II.

Matthew S. N. Kibble has served as a member of our Board of Directors since November 2018. In November 2013, Mr. Kibble founded Australy International LLC, a boutique investment bank, and has served as a Partner since. He also is the founder and Managing Partner of Kibble Holdings, a private investment vehicle. Since July 2013, he has also served as Principal and an advisor to Cap-Meridian Ventures, a venture capital firm. From October 2010 to July 2013, Mr. Kibble was the Founder and Chief Operating Officer of Everlight Capital, LLC, a boutique investment bank. From June 2009 to June 2010, Mr. Kibble served as Executive Director of The Westrock Group, Inc., a broker-dealer and asset management firm. From November 2005 to May 2009, Mr. Kibble was with JPMorgan Securities Inc. where he worked in the institutional equities and derivatives section. Prior to this, Mr. Kibble was an analyst at JPMorgan Chase and GMCG, LLC. Mr. Kibble is currently a director of Kibble Pet, Sargon Capital and Selong Selo Developments, all private companies. Mr. Kibble served as a member of the Board of Directors of Andina II from August 2015 until its business combination with Lazy Days’ R.V. Center, Inc. Mr. Kibble received a Bachelor of Science and a Bachelor of Commerce from the University of Queensland in Australia.

We believe Mr. Kibble is well-qualified to serve as a member of our Board due to his contacts and prior experience with Andina II.

David Schulhof has served as a member of our Board of Directors since November 2018. Mr. Schulhof has served as President of Music at AGC Studios since January 2018 and is the co-founder and President of IM Global Music which he founded in December 2014. From March 2012 to November 2014, he was a Managing Director at G2 Investment Group, an offshoot of New York private equity firm Guggenheim Partners, focusing on the firm’s media investments. Prior to G2, he was the Co-Founder and Chief Executive Officer of Evergreen Copyrights from January 2005 through December 2010, which pursued a global acquisition strategy. Mr. Schulhof and his partners built Evergreen into one of the leading independent music publishing companies worldwide and in 2010 sold Evergreen to KKR/BMG Rights Management. Before launching Evergreen, from 1997 to 2004, he was Vice President of Motion Picture Music at Miramax and Dimension Films. Prior to joining Miramax, he was a lawyer at the law offices of Pryor Cashman Sherman and Flynn, representing film, music and TV clients. He began his career at Interscope Records. Mr. Schulhof served as Director of MI Acquisitions Inc., a blank check company that successfully completed a business combination with Priority Holdings LLC. Mr. Schulhof received a B.A. from Georgetown University and a J.D. from the NYU School of Law.

We believe Mr. Schulhof is well-qualified to serve as a member of our Board due to his prior experience including with MI Acquisitions Inc.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of David Schulhof, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mauricio Orellana and Matthew S. N. Kibble, will expire at the second annual meeting. The term of office of the third class of directors, consisting of B. Luke Weil and Julio Torres, will expire at the third annual meeting.

Director Independence

Our board has determined that each of B. Luke Weil, Matthew S. N. Kibble and David Schulhof is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective January 28, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Weil, Kibble and Schulhof, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Weil qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective January 28, 2019, we established a nominating committee of the board of directors, which consists of Messrs. Weil, Kibble and Schulhof, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective January 28, 2019, we established a compensation committee of the board of directors, which consists of Messrs. Weil, Kibble and Schulhof, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective January 28, 2019, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our officers, directors, shareholders or their affiliates for assisting us in consummating our initial business combination. They will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the rights or warrants included in the units offered in the IPO or the warrants or rights underlying the Private Placement Units as these rights and warrants are not convertible or exercisable within 60 days of the date hereof.

		Amount and	Approximate
		Nature of	Percentage of
		Beneficial	Outstanding
Name and Address of Beneficial Owner(1)		Ownership	Ordinary Shares
Julio A. Torres	(2)	201,981	1.44%
Mauricio Orellana	(3)	180,490	1.28%
Marjorie Hernandez	(4)	160,436	1.14%
B. Luke Weil	(5)	1,514,680	10.77%
Matthew S. N. Kibble		5,000	*
David Schulhof		50,249	*
All directors and executive officers as a group (six individuals)		2,112,836	15.02%
LWEH3 LLC	(6)	598,957	4.26%
Weiss Asset Management LP	(7)	1,124,234	7.99%
AQR Capital Management, LLC	(8)	1,200,000	9.32%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is Calle 113 # 7-45 Torre B, Oficina 1012, Bogotá, Colombia.
(2)	Includes 55,784 insider shares held by Andina Equity LLC, of which Mr. Torres is a member and which will vest in full in Mr. Torres only upon the happening of certain events. Also includes 69,688 insider shares held by Mr. Torres which will vest in Mr. Torres only if he remains affiliated with our company at the time of our initial business combination.
(3)	Includes 49,909 insider shares held by Andina Equity LLC, of which Mr. Orellana is a member and which will vest in full in Mr. Orellana only upon the happening of certain events. Also includes 62,703 insider shares held by Mr. Orellana which will vest in Mr. Orellana only if he remains affiliated with our company at the time of our initial business combination.
(4)	Includes 44,307 insider shares held by Andina Equity LLC, of which Ms. Hernandez is a member and which will vest in in full in Ms. Hernandez only upon the happening of certain events. Also includes 55,328 insider shares held by Ms. Hernandez which will vest in Ms. Hernandez only if she remains affiliated with our company at the time of our initial business combination.
(5)	Includes shares held by LWEH3 LLC, a limited liability company controlled by Mr. Weil. Does not include the vesting shares referred to in footnotes 2, 3 and 4 above. Mr. Weil may have a right to some or all of such shares if they do not vest in the individuals as indicated therein.
(6)	This entity is controlled by B. Luke Weil.
(7)	Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), BIP GP LLC, a Delaware limited liability company (“BIP GP”) WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, Ph.D., have a business address of 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116. Weiss Asset Management, BP GP, WAM GP and Andrew Weiss have shared voting and dispositive power of all the shares. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and BIP GP. Each of BIP GP, WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. Information as reported in a Schedule 13G filed on February 8, 2019.
(8)	AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC, and CNH Partners, LLC act as investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. The principal business address of each is Two Greenwich Plaza, Greenwich, CT 06830. Information as reported in a Schedule 13G filed on February 6, 2019.

All of the insider shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of the insider shares will not be able to sell or transfer their securities except (i) to any persons (including their affiliates and members) that participated in the Private Placement of the Private Units, (ii) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (viii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (viii) or with our prior consent) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

B. Luke Weil is our “promoter,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated January 28, 2019, incorporated by reference herein.

In addition to the above, we entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal periods ended December 31, 2018 and 2017, fees for our independent registered public accounting firm were approximately $97,500 and $37,500, respectively, for the services they performed in connection with our IPO and the audit of our December 31, 2018 and 2017 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal periods ended December 31, 2018 and 2017, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2018 and 2017, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal periods ended December 31, 2018 and 2017, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until January 28, 2019, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Specimen Rights Certificate.**
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*
10.4	Registration Rights Agreement*
10.5	Form of subscription agreement for private warrants **
14	Code of Ethics.**
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2019.

ANDINA ACQUISITION CORP. III

By:	/s/ Julio Torres
Julio Torres
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Julio Torres	Chief Executive Officer and Director	March 27, 2019
Julio Torres	(Principal Executive Officer)

/s/ Mauricio Orellana	Chief Financial Officer	March 27, 2019
Mauricio Orellana	(Principal Financial and Accounting Officer)

/s/ B. Luke Weil	Director	March 27, 2019
B. Luke Weil

/s/ Matthew S. N. Kibble	Director	March 27, 2019
Matthew S. N. Kibble

/s/ David Schulhof	Director	March 27, 2019
David Schulhof

ANDINA ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Andina Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Andina Acquisition Corp. III (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in shareholder’s equity (deficit) and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY
March 27, 2019

ANDINA ACQUISITION CORP. III
BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Assets
Deferred offering costs	$156,276	$35,839
Total Assets	$156,276	35,839

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Accounts payable and accrued expenses	$10,075	$2,917
Accrued offering costs	43,700	—
Advance from related party	72,239	—
Promissory note – related party	34,259	22,147
Total Current Liabilities	160,273	25,064

Commitments (see Note 6)

Shareholder’s Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	287	287
Additional paid-in capital	24,713	24,713
Accumulated deficit	(28,997)	(14,225)
Total Shareholder’s Equity (Deficit)	(3,997)	10,775
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)	$156,276	$35,839

(1)	As of December 31, 2018 and 2017, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Operating costs	$14,772	$424

Net loss	$(14,772)	$(424)

Weighted average number of shares outstanding, basic and diluted (1)	2,500,000	2,500,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.00)

(1)	As of December 31, 2018 and 2017, this amount excluded an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balances, January 1, 2017	2,875,000	$287	$24,713	$(13,801)	$11,199

Net loss	—	—	—	(424)	(424)

Balances, December 31, 2017	2,875,000	287	24,713	(14,225)	10,775

Net loss	—	—	—	(14,772)	(14,772)

Balances, December 31, 2018	2,875,000	$287	$24,713	$(28,997)	$(3,997)

(1)	As of December 31, 2018 and 2017, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(14,772)	$(424)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,158	(5,884)
Net cash used in operating activities	(7,614)	(6,308)

Cash Flows from Financing Activities:
Advance from related party	72,239	—
Proceeds from promissory note – related party	12,112	6,308
Payment of offering costs	(76,737)	—
Net cash provided by financing activities	7,614	6,308

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Non-cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$43,700	$—

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

Note 1 — Organization and Plan of Business Operations

Andina Acquisition Corp. III (the “Company”) was incorporated in the Cayman Islands on July 29, 2016 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although the Company initially intends to focus on target businesses in the Americas.

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company is subject to all of the risks associated with early stage and emerging growth companies.

Initial Public Offering

The registration statement for the Initial Public Offering was declared effective on January 24, 2019 pursuant to Section 8(a) of the Securities Act of 1933, as amended. On January 31, 2019, the Company consummated the Initial Public Offering of 10,800,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $108,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 395,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement (the “Private Placement”) to certain shareholders, or their affiliates (collectively, the “Initial Shareholders”) and the underwriters, generating gross proceeds of $3,950,000, which is described in Note 4.

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of January 31, 2019, $715,097 of cash was held outside of the Trust Account (defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on January 31, 2019, an amount of $108,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to its shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. One of the Company’s directors has agreed to be personally liable if the Company liquidates the Trust Account prior to the consummation of a Business Combination to ensure that the proceeds held in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, such director may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations and up to $100,000 may be released to pay for the Company’s working capital obligations, including any necessary liquidation or dissolution expenses.

In order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s Initial Shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s initial Business Combination into additional Private Units at a price of $10.00 per unit. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on the Company’s ability to incur debt or issue securities in order to consummate a Business Combination. Since the Company has no specific Business Combination under consideration, the Company has not entered into any arrangement to issue debt or equity securities. If the net proceeds of Initial Public Offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert a significant number of shares from shareholders into cash, the Company will be required to seek additional financing in order to complete its initial Business Combination. In addition, if the Company consummates a Business Combination, it may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of the Company’s officers, directors or shareholders is required to provide any financing to the Company in connection with or after a Business Combination.

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which public shareholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide public shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, the Initial Shareholders have agreed, pursuant to written letter agreements with the Company, not to convert any Public Shares held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. If the Company determines to engage in a tender offer, such tender offer will be structured so that each public shareholder may tender any or all of his, her or its Public Shares rather than some pro rata portion of his, her or its shares. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their Public Shares to it in a tender offer will be made by the Company based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require it to seek shareholder approval or whether the Company is deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under the U.S. Securities and Exchange Commission (the “SEC”) rules). If the Company engages in a tender offer in connection with an initial Business Combination, the Company will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. The Company will consummate an initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, solely if it seeks shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the Business Combination. The $5,000,001 net tangible asset value would be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company.

The Initial Shareholders have agreed (i) to vote their insider shares, Private Shares (as defined in Note 4) and any Public Shares purchased in or after the Initial Public Offering in favor of any proposed Business Combination and (ii) not to convert any shares (including the insider shares) in connection with a shareholder vote to approve, or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination.

Failure to Consummate a Business Combination

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association, failure to consummate a Business Combination by July 31, 2020 will trigger the automatic winding up, dissolution and liquidation of the Company. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Cayman Islands Companies Law. Accordingly, no vote would be required from shareholders to commence such a voluntary winding up, dissolution and liquidation. The holders of the insider shares will not participate in any liquidation distribution from the Trust Account with respect to their insider shares.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for all periods presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At December 31, 2018 and 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recent Accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,800,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share of the Company, one right (the “Public Right”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

If the Company is unable to complete an initial Business Combination by July 31, 2020 and the Company redeems the public shares for the funds held in the Trust Account, holders of the rights and warrants will not receive any of such funds for their rights and warrants and the rights and warrants will expire worthless.

Note 4 — Private Units

Simultaneously with the closing of the Initial Public Offering, certain of the Initial Shareholders, including the underwriters in the Initial Public Offering (and their respective designees), purchased an aggregate of 395,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,950,000. Each Private Unit consists of one ordinary share (“Private Share”), one right (the “Private Right”) and one redeemable warrant (each, a “Private Warrant”). The proceeds from the Private Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by July 31, 2020, the proceeds of the sale of the Private Units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

The Private Units are identical to the Units sold in the Initial Public Offering except that the Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees. Additionally, the purchasers of the Private Units have agreed (A) to vote the Private Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides public shareholders with the opportunity to convert their Public Shares in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Private Shares shall not participate in any liquidating distribution from the Trust Account upon winding up if a Business Combination is not consummated. The purchasers of the Private Units have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to permitted transferees) until the completion of an initial Business Combination.

Note 5 — Related Party Transactions

Advance from Related Party

Through December 31, 2018, a director of the Company advanced the Company an aggregate of $72,239 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. As of December 31, 2018 and 2017, $72,239 and $0, respectively, of advances were outstanding. The advances were repaid upon the consummation of the Initial Public Offering on January 31, 2019.

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

Promissory Note – Related Party

On November 7, 2016, the Company issued a promissory note to a director of the Company, pursuant to which the Company borrowed an aggregate of $34,259. The promissory note was payable without interest on the earlier of (i) July 1, 2019, (ii) the date on which the Company consummated the Initial Public Offering or (iii) the date on which the Company determined to not proceed with such Initial Public Offering. As of December 31, 2018 and 2017, $34,259 and $22,147, respectively, was outstanding under the promissory note. The promissory note was repaid upon the consummation of the Initial Public Offering on January 31, 2019.

Note 6 — Commitments

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. In connection with the closing of the Initial Public Offering, the underwriters partially exercised this right to purchase 800,000 Units. On March 17, 2019, the remaining over-allotment option expired unexercised and, as a result, an aggregate of 175,000 shares were forfeited.

The underwriters were paid a cash underwriting discount of 2.5% of the gross proceeds of the Initial Public Offering, or $2,700,000 in the aggregate. A “qualified independent underwriter” participated in the Initial Public Offering in compliance with Financial Industry Regulatory Authority (“FINRA”) Rule 5121. The qualified independent underwriter was paid a fee of $75,000 from the total underwriting discount in consideration for its services and expenses, and was paid no other compensation.

Business Combination Marketing Agreement

The Company engaged the joint book-running managers in the Initial Public Offering as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the joint book-running managers aggregate cash fees for such services upon the consummation of a Business Combination in an amount equal to 3.0% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Fee Arrangements

Following the Initial Public Offering, the Company entered into a letter agreement with a member of the Company’s board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to the Company by such director in an amount equal to 0.6% of the total consideration paid by the Company in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

In addition, the Company entered into several letter agreements with unaffiliated third parties that provide for a success fee to be paid to each such third party upon consummation of a Business Combination with a target business introduced to the Company by such third party in amounts ranging from 0.75% to 1.0% of the total consideration paid by the Company in the transaction, subject to certain minimum and maximum amounts set forth in the various agreements.

Registration Rights

Pursuant to a registration rights agreement entered into on January 28, 2019, the holders of the insider shares, as well as the holders of the Private Units (and underlying securities) and any securities issued in payment of working capital loans made to the Company, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and their designees) may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on January 28, 2019. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and their designees) may participate in a “piggy-back” registration only during the seven year period beginning January 28, 2019. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 — Shareholder’s Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2018 and 2017, there were 2,875,000 ordinary shares issued and outstanding, of which 375,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Initial Shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering (excluding any Units that may have been purchased by them in the Initial Public Offering).

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

In connection with the organization of the Company, a total of 2,875,000 ordinary shares were sold to the Initial Shareholders at approximately $.009 per share for an aggregate purchase price of $25,000. As a result of the underwriters election to partially exercise their over-allotment option on January 31, 2019, this number included an aggregate of up to 175,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Company’s Initial Shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering. On March 17, 2019, the remaining over-allotment option expired unexercised and, as a result, an aggregate of 175,000 shares were forfeited, resulting in an aggregate of 2,700,000 shares issued and outstanding.

The Initial Shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after an initial Business Combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Rights

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of rights will be required to affirmatively covert its rights in order to receive 1/10 of an ordinary share underlying each right (without paying additional consideration). The ordinary shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination by July 31, 2020 and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Warrants

The Public Warrants will become exercisable on the later of the completion of an initial Business Combination or January 28, 2020. However, except as set forth below, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within 90 days from the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The warrants will expire five years from the consummation of an initial Business Combination.

The Company may call the Public Warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

ANDINA ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. In addition, if  (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $8.50 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to Company affiliates, without taking into account any insider shares held by such affiliates prior to such issuance) (where “insider shares” refers to the 2,875,000 ordinary shares held by the Company’s Initial Shareholders prior to the Company’s initial public offering), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of its initial business combination (net of redemptions) and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $8.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional ordinary shares or equity-linked securities. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in Notes 1, 3, 4 and 7, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

