Form 10-Q
period 2019-03-31
Andina Acquisition Corp. III
filed 2019-05-14
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38785

ANDINA ACQUISITION CORP. III
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle 113 # 7-45 Torre B

Oficina 1012

Bogotá, Colombia

(Address of principal executive offices)

(646) 565-3861

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one right, and one redeemable warrant	ANDAU	The NASDAQ Stock Market LLC
Ordinary Shares, par value $0.0001 per share	ANDA	The NASDAQ Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	ANDAR	The NASDAQ Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	ANDAW	The NASDAQ Stock Market LLC

As of May 14, 2019, 13,895,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$526,236	$—
Prepaid expenses	140,141	—
Total Current Assets	666,377	—

Deferred offering costs	—	156,276
Marketable securities held in Trust Account	108,413,905	—
Total Assets	$109,080,282	$156,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$29,963	$10,075
Accrued offering costs	—	43,700
Advance from related party	—	72,239
Promissory note – related party	—	34,259
Total Current Liabilities	29,963	160,273

Commitments

Ordinary shares subject to possible redemption, 10,365,307 shares at redemption value at March 31, 2019	104,050,316	—

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,529,693 and 2,875,000 shares issued and outstanding (excluding 10,365,307 and -0- shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively (1)	353	287
Additional paid-in capital	4,719,880	24,713
Retained earnings (Accumulated deficit)	279,770	(28,997)
Total Shareholders’ Equity	5,000,003	(3,997)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,080,282	$156,276

(1)	As of December 31, 2018, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of this condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$105,138	$1,797
Loss from operations	(105,138)	(1,797)

Other income:
Interest income	413,855	—
Unrealized gain on marketable securities held in Trust Account	50	—
Other income	413,905	—

Net income (loss)	$308,767	$(1,797)

Weighted average shares outstanding, basic and diluted (1)	3,169,234	2,500,000

Basic and diluted net loss per ordinary share (2)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of up to 10,365,307 shares subject to possible redemption at March 31, 2019. As of March 31, 2018, this amount excluded an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).
(2)	Net income (loss) per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $397,266 for the three months ended March 31, 2019 (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2018	2,875,000	$287	$24,713	$(14,225)	$10,775

Net loss	—	—	—	(1,797)	(1,797)

Balance – March 31, 2018 (unaudited)	2,875,000	$287	$24,713	$(16,022)	$8,978

(1)	As of March 31, 2018, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

	Ordinary Shares		Additional Paid	(Accumulated Deficit)/ Retained	Total Shareholders’ Equity
	Shares	Amount	in Capital	Earnings	(Deficit)
Balance – January 1, 2019	2,875,000	$287	$24,713	$(28,997)	$(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,365,307)	(1,037)	(104,049,279)	—	(104,050,316)

Net income	—	—	—	308,767	308,767

Balance – March 31, 2019 (unaudited)	3,529,693	$353	$4,719,880	$279,770	$5,000,003

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$308,767	$(1,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(413,855)	—
Unrealized gain on marketable securities held in Trust Account	(50)	—
Changes in operating assets and liabilities:
Prepaid expenses	(140,141)	—
Accounts payable and accrued expenses	19,888	1,797
Net cash used in operating activities	(225,391)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(108,000,000)	—
Net cash used in investing activities	(108,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	105,300,000
Proceeds from sale of Private Units	3,950,000
Advances from related party	9,041
Repayment of advances from related party	(81,280)
Repayment of promissory note – related party	(34,259)
Payments of offering costs	(391,875)	—
Net cash provided by financing activities	108,751,627	—

Net Change in Cash	526,236	—
Cash – Beginning	—	—
Cash – Ending	$526,236	$—

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$103,741,340	$—
Change in value of ordinary shares subject to possible redemption	$308,976	$—

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

All activity through March 31, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of March 31, 2019, $526,236 of cash was held outside of the Trust Account (defined below) and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Cash and Marketable Securities Held in Trust Account

At March 31, 2019 the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the private placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$308,767	$(1,797)
Less: Income attributable to ordinary shares subject to possible redemption	(397,266)	—
Adjusted net loss	$(88,499)	$(1,797)

Weighted average shares outstanding, basic and diluted	3,169,234	2,500,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.00)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

Advance from Related Party

A director of the Company advanced the Company an aggregate of $81,280 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. The advances were repaid upon the consummation of the Initial Public Offering.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 6 — Commitments

Business Combination Marketing Agreement

The Company engaged the joint book-running managers in the Initial Public Offering as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the joint book-running managers aggregate cash fees for such services upon the consummation of a Business Combination in an amount equal to $3,240,000 (exclusive of any applicable finders’ fees which might become payable).

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 3,529,693 and 2,875,000 ordinary shares issued and outstanding, excluding 10,365,307 and -0- ordinary shares subject to possible redemption, respectively.

In connection with the organization of the Company, a total of 2,875,000 ordinary shares were sold to the Initial Shareholders for an aggregate purchase price of $25,000. The 2,875,000 shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Company’s Initial Shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option to purchase an additional 800,000 Units, 200,000 shares are no longer subject to forfeiture and 175,000 shares were forfeited, resulting in an aggregate of 2,700,000 shares issued and outstanding at the Initial Public Offering date.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. In addition, if  (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $8.50 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to Company affiliates, without taking into account any insider shares held by such affiliates prior to such issuance) (where “insider shares” refers to the 2,875,000 ordinary shares held by the Company’s Initial Shareholders prior to the Company’s initial public offering), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of its initial business combination (net of redemptions) and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $8.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional ordinary shares or equity-linked securities. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$108,413,905

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corp. III, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed on July 29, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $308,767, which consists of interest income on marketable securities held in the Trust Account of $413,855 and an unrealized gain on marketable securities held in our Trust Account of $50, offset by operating costs of $105,138.

For the three months ended March 31, 2018, we had net loss of $1,797, which consists of operating costs of $1,797.

Liquidity and Capital Resources

On January 31, 2019, we consummated the Initial Public Offering of 10,800,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $108,000,000. Simultaneously with the closing of the Initial Public Offering we consummated the sale of 395,000 Private Units to certain Initial Shareholders and the underwriters at a price of $10.00 per unit, generating gross proceeds of $3,950,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $108,000,000 was placed in the Trust Account and, following the payment of certain transaction expenses, we had approximately $715,000 of cash held outside of the Trust Account and available for working capital purposes. We incurred $3,204,451 in Initial Public Offering related costs, including $2,700,000 of underwriting fees and $504,451 of other costs.

As of March 31, 2019, we had marketable securities held in the Trust Account of $108,413,905 (including approximately $414,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any interest earned on the Trust Account.

For the three months ended March 31, 2019, cash used in operating activities was $225,391. Net income of $308,767 was affected by interest earned on marketable securities held in the Trust Account of $413,855, an unrealized gain on marketable securities held in our Trust Account of $50 and changes in operating assets and liabilities, which used $120,253 of cash for operating activities.

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

Following the Initial Public Offering, we entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July and August 2016, we issued an aggregate of 2,875,000 ordinary shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.009 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). As a result of the underwriters’ election to partially exercise their over-allotment option, 175,000 ordinary shares were forfeited, resulting in an aggregate of 2,700,000 ordinary shares issued and outstanding.

On January 31, 2019, we consummated the Initial Public Offering of 10,800,000 units, including 800,000 units subject to the underwriters’ over-allotment option. Each unit consisted of one ordinary share, one right to receive one-tenth of one ordinary share, and one redeemable warrant, with each warrant entitling the holder to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $108,000,000. Cowen and Company, LLC and Craig-Hallum Capital Group LLC acted as joint book-running managers of the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-228530) which became effective under Section 8(a) of the Securities Act on January 24, 2019.

Simultaneously with the consummation of the Initial Public Offering, we consummated the Private Placement of 395,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $3,950,000, to certain of our initial shareholders and the joint book-running managers of the Initial Public Offering and their respective affiliates. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Units are identical to the units sold in the Initial Public Offering, except that the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial shareholders or their permitted transferees. The purchasers of the Private Units have agreed (A) to vote the ordinary shares underlying the Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-Business Combination activities prior to the consummation of such a Business Combination unless we provide public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any ordinary shares underlying the Private Units for cash from the trust account in connection with a shareholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity, and (D) that the ordinary shares underlying the Private Units shall not participate in any liquidating distribution from the trust account upon winding up if a Business Combination is not consummated. The purchasers of Private Units have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of our initial Business Combination.

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, $715,097 of cash was held outside of the trust account established in connection with the Initial Public Offering and was available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA ACQUISITION CORP. III

Date: May 14, 2019	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

