Form 10-Q
period 2019-09-30
Andina Acquisition Corp. III
filed 2019-11-14
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 14, 2019, 13,895,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$396,464	$—
Prepaid expenses	54,908	—
Total Current Assets	451,372	—

Deferred offering costs	—	156,276
Marketable securities held in Trust Account	109,679,792	—
Total Assets	$110,131,164	$156,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,594	$10,075
Accrued offering costs	—	43,700
Advance from related party	—	72,239
Promissory note – related party	—	34,259
Total Current Liabilities	17,594	160,273

Commitments (Note 6)

Ordinary shares subject to possible redemption, 10,350,371 shares at redemption value at September 30, 2019	105,113,568	—

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,544,629 and 2,875,000 shares issued and outstanding (excluding 10,350,371 and -0- shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively (1)	354	287
Additional paid-in capital	3,656,627	24,713
Retained earnings (Accumulated deficit)	1,343,021	(28,997)
Total Shareholders’ Equity	5,000,002	(3,997)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,131,164	$156,276

(1)	As of December 31, 2018, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were forfeited. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of this condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$99,898	$1,046	$307,774	$7,282
Loss from operations	(99,898)	(1,046)	(307,774)	(7,282)

Other income:
Interest income	592,838	—	1,656,016	—
Unrealized (loss) gain on marketable securities held in Trust Account	(15,485)	—	23,776	—
Other income, net	577,353	—	1,679,792	—

Net income (loss)	$477,455	$(1,046)	$1,372,018	$(7,282)

Weighted average shares outstanding, basic and diluted (1)	3,537,120	2,500,000	3,413,363	2,500,000

Basic and diluted net loss per ordinary share (2)	$(0.02)	$(0.00)	$(0.07)	$(0.00)

(1)	Excludes an aggregate of up to 10,350,371 shares subject to possible redemption at September 30, 2019. As of September 30, 2018, this amount excluded an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were forfeited. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).
(2)	Net income (loss) per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $553,336 and $1,609,913 for the three and nine months ended September 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SPETEMBER 30, 2018

	Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2018	2,875,000	$287	$24,713	$(14,225)	$10,775

Net loss	—	—	—	(1,797)	(1,797)
Balance – March 31, 2018 (unaudited)	2,875,000	287	24,713	(16,022)	8,978

Net loss	—	—	—	(4,439)	(4,439)
Balance – June 30, 2018 (unaudited)	2,875,000	287	24,713	(20,461)	4,539

Net loss	—	—	—	(1,046)	(1,046)
Balance – September 30, 2018 (unaudited) (1)	2,875,000	$287	$24,713	$(21,507)	$3,493

(1)	As of September 30, 2018, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were forfeited. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Additional Paid	(Accumulated Deficit)/ Retained	Total Shareholders’ Equity
	Shares	Amount	in Capital	Earnings	(Deficit)
Balance – January 1, 2019	2,875,000	$287	$24,713	$(28,997)	$(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,365,307)	(1,037)	(104,049,279)	—	(104,050,316)

Net income	—	—	—	308,767	308,767
Balance – March 31, 2019 (unaudited)	3,529,693	353	4,719,880	279,770	5,000,003

Change in value of ordinary shares subject to possible redemption	7,427	1	(585,792)	—	(585,791)

Net income	—	—	—	585,796	585,796
Balance – June 30, 2019 (unaudited)	3,537,120	354	4,134,088	865,566	5,000,008

Change in value of ordinary shares subject to possible redemption	7,509	—	(477,461)	—	(477,461)

Net income	—	—	—	477,455	477,445
Balance – September 30, 2019 (unaudited)	3,544,629	$354	$3,656,627	$1,343,021	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$1,372,018	$(7,282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,656,016)	—
Unrealized gain on marketable securities held in Trust Account	(23,776)	—
Changes in operating assets and liabilities:
Prepaid expenses	(54,908)	—
Accounts payable and accrued expenses	7,519	435
Net cash used in operating activities	(355,163)	(6,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(108,000,000)	—
Net cash used in investing activities	(108,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	105,300,000	—
Proceeds from sale of Private Units	3,950,000	—
Advances from related party	9,041	—
Repayment of advances from related party	(81,280)	—
Proceeds from promissory note – related party	—	12,112
Repayment of promissory note – related party	(34,259)	—
Payments of offering costs	(391,875)	(5,265)
Net cash provided by financing activities	108,751,627	6,847

Net Change in Cash	396,464	—
Cash – Beginning	—	—
Cash – Ending	$396,464	$—

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$103,741,340	$—
Change in value of ordinary shares subject to possible redemption	$1,372,228	$—
Deferred offering costs included in accrued offering costs	$—	$33,100

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and the search for Business Combination candidates. The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of September 30, 2019, $396,464 of cash was held outside of the Trust Account (defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Cash and Marketable Securities Held in Trust Account

At September 30, 2019 the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the private placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$477,455	$(1,046)	$1,372,018	$(7,282)
Less: Income attributable to ordinary shares subject to possible redemption	(553,336)	—	(1,609,913)	—
Adjusted net loss	$(75,881)	$(1,046)	$(237,895)	$(7,282)

Weighted average shares outstanding, basic and diluted	3,537,120	2,500,000	3,413,363	2,500,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)	$(0.07)	$(0.00)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2019 and December 31, 2018, there were 3,544,629 and 2,875,000 ordinary shares issued and outstanding, excluding 10,350,371 and -0- ordinary shares subject to possible redemption, respectively.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$109,679,792

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $477,455, which consists of interest income on marketable securities held in the Trust Account of $592,838, offset by an unrealized loss on marketable securities held in our Trust Account of $15,485 and operating costs of $99,898.

For the nine months ended September 30, 2019, we had net income of $1,372,018, which consists of interest income on marketable securities held in the Trust Account of $1,656,016 and an unrealized gain on marketable securities held in our Trust Account of $23,776, offset by operating costs of $307,774.

For the three and nine months ended September 30, 2018, we had net loss of $1,046 and $7,282, which consists of operating costs of $1,046 and $7,282, respectively.

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

As of September 30, 2019, we had marketable securities held in the Trust Account of $109,679,792 (including approximately $1,656,000 of interest income and approximately $24,000 of unrealized gains consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any interest earned on the Trust Account.

For the nine months ended September 30, 2019, cash used in operating activities was $355,163. Net income of $1,372,018 was offset by interest earned on marketable securities held in the Trust Account of $1,656,016, an unrealized gain on marketable securities held in our Trust Account of $23,776 and changes in operating assets and liabilities, which used $47,389 of cash for operating activities.

For the nine months ended September 30, 2018, cash used in operating activities was $6,847. Net loss of $7,282 was affected by changes in operating assets and liabilities, which provided $435 of cash for operating activities.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ANDINA ACQUISITION CORP. III

Date: November 14, 2019	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

