Form 10-K
period 2019-12-31
Andina Acquisition Corp. III
filed 2020-03-16
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-38785

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

Yes [X] No [  ]

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 28, 2019, as reported on the Nasdaq Capital Market, was approximately $107,028,000.

As of March 16, 2020, 13,895,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“we,” “us” or “our company” refers to Andina Acquisition Corp. III;
●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association;
●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“initial shareholders” refers to all of our shareholders immediately prior to our initial public offering, including our officers and directors and the underwriters in our initial public offering to the extent they hold such shares;
●	“insider shares” refers to the ordinary shares held by our initial shareholders prior to our initial public offering;
●	“management” or our “management team” are to our officers and directors;
●	“private units” refer to the units issued to our initial shareholders in a private placement simultaneously with the closing of our initial public offering and “private shares,” “private rights” and “private warrants” refer to the shares, rights and warrants included within the private units, respectively;
●	the term “public shareholders” means the holders of the ordinary shares which were being sold as part of t initial public offering, or “public shares,” whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about our:

●	ability to identify or complete an initial business combination;
●	limited operating history;
●	potential ability to obtain additional financing to complete a business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for shares;
●	our public securities’ liquidity and trading;
●	regulatory or operational risks associated with acquiring a target business;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	delisting of our securities from Nasdaq or the ability to have our securities listed on Nasdaq following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve several risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Introduction

We are a Cayman Islands exempted company incorporated on July 29, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses, which we refer to through this report as our initial business combination. We have not selected any specific business combination target, have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Since our initial public offering, we have concentrated our efforts on identifying a prospective target business in the Americas. While we have explored target businesses throughout the Americas that our management team finds attractive, our management teams most extensive experience is with companies in Latin America. Our geographic target also includes North America, which historically has maintained close trade and financial links to Latin America, and which continues to show strong economic performance. We believe that our management team’s successful experiences with Andina I and Andina II, as well as the composition of our team including our underwriters, positions us well to target companies across the Americas.

Opportunities in Latin America

Within Latin America, we have focused on the countries with stable political and macro-economic frameworks which include: Brazil, Chile, Colombia, Mexico and Peru. We have and intend to continue to capitalize on opportunities presented by high growth rates within these countries.

Local capital markets have been maturing in tandem with the stabilization of domestic economic conditions, but still lack the depth and liquidity seen in developed markets. While Latin American capital markets have matured in recent years, regulatory hurdles and the still-limited size of the local stock exchanges limit the ability of local companies to gain access to the public equity capital markets. We believe this creates opportunities for us to connect attractive and growing companies in Latin America with U.S. based capital markets investors.

Notwithstanding the foregoing, many of the countries in this area are still in the development stage and are maturing. This often results in challenges for management teams in areas such as reconciling financial reporting standards to those of more established countries. Additional challenges to doing business in these countries include potential changes to tax codes, bureaucratic inefficiencies and idiosyncratic judicial systems. These challenges may negatively impact a target business’ operations or profitability more than if we acquired a target business in a more established jurisdiction.

Brazil

Brazil is the largest economy in South America with a nominal GDP of around $1.9 trillion and is home to a large number of mature and sophisticated companies across a variety of sectors including agriculture, mining, manufacturing and services that are expanding their international presence. Moreover, interest rate differentials in Brazil are very high making foreign sources of capital attractive to local companies.

We believe companies in Brazil will benefit from the country emerging from a deep recession that took place between 2015 and 2017, buoyed by an ambitious reform agenda and much improved fundamentals. A flexible FX rate policy has also left the Brazilian currency at more attractive levels for foreign investors. Meanwhile, international reserves at $365 billion are above recommended adequacy levels and provide a meaningful buffer against external shocks.

Chile

Chile has long been considered one of the most stable and best managed economies in Latin America. In fact, the country has held investment grade status since 1992 offering a low risk-high return profile for foreign investors.

Chile is a member of the Rio Group, a full member of APEC, a founding member of UNASUR, and the only South American country member of the OECD. The Chilean government has continuously sought to expand global commercial ties, as evidenced by the 60 bilateral free trade agreements the country has signed with Europe, China, and the United States, among others.

Colombia

Colombia is the fourth largest economy in Latin America, with a nominal GDP of $343 billion and a population of 50 million.

The economy is in the middle of a recovery and growth forecasts point to a return to potential GDP of approximately 4%, above the regional average. Moreover, the sources of growth are shifting away from mining due to the government’s launch of a comprehensive infrastructure investment program as well as the resilience of domestic consumption. This increases the appeal of a larger range of sectors for foreign investors. We also maintain that valuations remain very compelling for foreign investors looking to increase exposure to the country.

Peru

According to the International Monetary Fund, per-capita income has grown approximately 50% in the last decade, allowing a significant reduction in poverty — from 59% in 2004 to 20% in 2018. While the country has benefited from high commodities prices, particularly for copper and gold, we believe that the multi-year trend of economic expansion has been made possible by prudent macroeconomic and monetary policies. Inflation has remained low, the fiscal position has strengthened, dollarization rates have dropped drastically and financial stability has been maintained.

Peru was granted investment grade by the three leading rating agencies between 2008 and 2009, reflecting these structural and social achievements.

Strong growth prospects, exemplary economic management, and exposure to rising commodity prices have made Peru a favored destination for foreign investors.

Mexico

Mexico offers a large ($1.3 trillion) free market economy, with one of the highest private sector participation in the region, and a mix of modern and traditional industry. Economic management is undermined by very strong policies and institutional policy framework.

Recent governments have prioritized wide-spreading structural economic and competitiveness reforms enhancing the country’s medium term potential growth. In the current cycle, the Mexican economy has shown resilience to a complex external environment. GDP is expected to expand 2-3% in the coming years, above the US economy, with private consumption as the main driver of activity and supported by manufacturing exports.

Finally, Mexico’s economy is the most open in South America. The country has free trade agreements with over 50 countries with almost 90% of its trade flow covered by free trade agreements.

Competitive Advantages

We believe we have the following competitive advantages:

●	Status as a Public Company. We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we offer shareholders the right to seek conversion of their shares in connection with a proposed business combination by either a proxy statement or tender offer, which may delay the consummation of a transaction; and the existence of our outstanding rights and warrants, which may represent a source of future dilution.

●	Financial Position. With a trust account currently (as of December 31, 2019) in the amount of approximately $110,149,000 and a public market for our ordinary shares, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and it may not be available to us.

●	Management Operating and Investing Experience. We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. Several of our officers and directors were previously officers, directors or advisors and consultants to Andina I, Andina II and MI Acquisitions Inc., three similar blank check companies that successfully consummated business combinations. We have and intend to continue to leverage the contacts and relationships of our executive officers and directors to source, evaluate and execute business combination opportunities.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We have and intend to continue to utilize cash derived from the proceeds of our initial public offering and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our initial public offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to our officers’ and directors’ existing fiduciary duties and the Nasdaq rules that require that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management has and will continue to consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors are important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review has been and will continue to be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value (for instance, if our board is not thoroughly familiar with the industry in which the target business we are seeking to acquire operates or if the assets of the target business we are seeking to acquire are difficult to evaluate from a financial standpoint), we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we have and intend to continue to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, there can be no assurances that our assessment of the target business’ management will prove to be correct. In addition, there can be no assurances that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until after July 31, 2020 in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. The purchasers of the private units have also agreed to vote their private shares in favor of any proposed business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 3,852,501 (or approximately 35.7%) of the 10,800,000 public shares sold in our initial public offering to be voted in favor of the transaction in order to have such transaction approved (assuming all outstanding shares voted).

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders (but not our initial shareholders) may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as a compulsory redemption. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in initial public offering or in the aftermarket. Additionally, the purchasers of the private units will not have conversion rights with respect to any private shares.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the beneficial holder, and effectively repurchased or redeemed by us under Cayman Island law, the transfer agent will then update our Register of Shareholders to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Limitation on Conversion Rights

Notwithstanding the foregoing conversion rights, if we seek shareholder approval of our initial business combination and we do not offer conversion in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion of its shares with respect to more than an aggregate of 15% of the shares sold in initial public offering, without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to convert their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in initial public offering could threaten to exercise its conversion rights against an initial business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to convert no more than 15% of the shares sold in initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in initial public offering) for or against our initial business combination.

Redemption of Public Shares if No Business Combination

If we do not complete a business combination by July 31, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us to pay our tax obligations and less up to $100,000 of interest we may use for our working capital obligations, including any necessary liquidation or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Prior to such redemption of public shares, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. There can be no assurances that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and the purchasers of the private units have agreed to waive its rights to participate in any liquidation of our trust account with respect to the insider shares, private shares and private warrants. There will be no distribution from the trust account with respect to our rights or warrants which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be approximately $10.20 (based on the trust account balance as of December 31, 2019).

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

B. Luke Weil has agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, there can be no assurances that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.20 (based on the trust account balance as of December 31, 2019) due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, there can be no assurances that we will be able to return to our public shareholders at least $10.20 (based on the trust account balance as of December 31, 2019).

Competition

In identifying, evaluating and selecting a target business, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources is relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period may vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements are also required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. There can be no assurances that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our issued and outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act.

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

We have a limited operating history and, accordingly, our public shareholders have little basis on which to evaluate our ability to achieve our business objective.

We have limited operating results to date. Since we do not have a significant operating history, our public shareholders will have little basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We may not be able to complete our initial business combination. We will not generate any revenues until after the consummation of a business combination.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until after July 31, 2020 before receiving liquidation distributions.

We have until July 31, 2020 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, our public shareholders funds may be unavailable to them until after such date and to liquidate their investment, they may be forced to sell their securities potentially at a loss.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating a business transaction.

We have until July 31, 2020 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

We may issue ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our memorandum and articles of association currently authorizes the issuance of up to 100,000,000 ordinary shares, par value $.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after our initial public offering and the purchase of the private units, there were 73,790,500 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the private units, public and private rights and public and private warrants). Although we have no commitment as of the date of this report, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

● may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

● may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

● may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

● default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

● acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

● our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

● our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash (or purchase in any tender offer) a significant number of shares from shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Holders of rights and warrants will not have redemption rights.

If we are unable to complete an initial business combination by July 31, 2020, the rights and warrants will expire worthless and holders will not receive any of the liquidating proceeds with respect to such securities.

We have no obligation to net cash settle the rights or warrants.

In no event will we have any obligation to net cash settle the rights or warrants. Accordingly, the rights and warrants may expire worthless.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights (including the private rights) in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

● we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $8.50 per share,

● the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

● the Market Value is below $8.50 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which we issue the additional ordinary shares or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we have and intend to continue to focus our search for target businesses on specific locations as described in this report, we are not limited to those locations and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for our public shareholders to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurances that we will properly ascertain or assess all of the significant risk factors. There also can be no assurances that an investment in our units will not ultimately prove to be less favorable to our public shareholders than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and our public shareholders will only be entitled to receive their pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, there can be no assurances that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure our public shareholders that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, there can be no assurances that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. There can be no assurances that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, there can be no assurances that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. There can be no assurances that conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination, subject to his or her fiduciary duties under Cayman Islands law. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert (or sell to us in any tender offer) their insider shares, private shares or any other ordinary shares acquired in our initial public offering or thereafter, or to receive distributions from the trust account with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination.

Accordingly, these securities will be worthless if we do not consummate our initial business combination. The private warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination.

Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the Nasdaq. There can be no assurances that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. There can be no assurances that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

● a limited availability of market quotations for our securities;

● reduced liquidity with respect to our securities;

● a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

● a limited amount of news and analyst coverage for our company; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares, rights and warrants will be listed on Nasdaq, our units, ordinary shares, rights and warrants will be covered securities. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public shareholders to exercise their conversion rights or sell their public shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise conversion rights or seek to sell their public shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We intend to hold a shareholder vote before we consummate our initial business combination. However, if a shareholder vote is not required, for business or legal reasons, we may conduct conversions via a tender offer and not offer our shareholders the opportunity to vote on a proposed business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares voted are voted in favor of the business combination. Accordingly, our public shareholders may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise conversion rights for the company to complete a business combination. The lack of such a threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their public shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote taken at the shareholder meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their public shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their public shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and our public shareholders may not be able to sell their securities when they wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay or prevent the consummation of a transaction, a risk a target business may not be willing to accept. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders currently own approximately 19.76% of our issued and issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them at the time of the proposed business combination in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% in par value capital of our company request such a meeting. As a result, it is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, our public shareholders may not be able to exercise your voting rights for up to 18 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding rights and warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We have issued rights that will result in the issuance of an additional ordinary shares and warrants. The potential for the issuance of a substantial number of additional shares upon conversion of the rights and exercise of the warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted or exercised, will increase the number of issued and issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights and warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights and warrants are converted or exercised, our public shareholders may experience dilution to their holdings.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their 2,700,000 insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the securities underlying the private units and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

Each of the joint book-running managers for our initial public offering may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged each of the joint book-running managers for our initial public offering to assist us in connection with our initial business combination. We will pay each of them a cash fee for such services upon the consummation of our initial business combination in an aggregate amount equal to 3% of the total gross proceeds raised in our initial public offering. In addition, Cowen Investments II LLC (“Cowen Investments”), an affiliate of Cowen, holds 436,888 of our insider shares and purchased 92,157 of our private units, and Craig-Hallum holds 187,238 of our insider shares and purchased 39,496 of our private units. These securities will be worthless if we do not consummate an initial business combination. These financial interests may result in the joint book-running managers having a conflict of interest when providing the services to us in connection with an initial business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

● restrictions on the nature of our investments; and

● restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

● registration as an investment company;

● adoption of a specific form of corporate structure; and

● reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, initial shareholders or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, initial shareholders or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, initial shareholders or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

Because we are incorporated under the laws of the Cayman Islands and our executive offices are located in Colombia, our public shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands and our executive offices are located in Colombia. As a result, it may be difficult for investors to effect service of process within the United States on our company, or enforce judgments obtained in the United States courts against our company.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

There can be no assurances that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. There can be no assurances that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS as issued by the IASB or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements are required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our issued and outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for the taxable year ending December 31, 2020. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending December 31, 2019), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending December 31, 2019. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year ending December 31, 2019. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending December 31, 2019 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares and warrants (as applicable);

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares or warrants under their particular circumstances.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Risks related to operations in Latin America

After a business combination, substantially all of our assets will likely be located in Latin America and substantially all of our revenue will be derived from our operations in Latin America. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the region.

Economic, political and social conditions, as well as government policies, in Latin America could affect our business. Future government actions concerning the economy and taxation could have a significant effect on us following our initial business combination. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect our business.

If relations between the United States and countries in Latin America deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between the United States and countries in Latin America is subject to sudden fluctuation and periodic tension. Changes in political conditions in these regions and changes in the state of United States relations with countries in these regions are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. There can be no assurances that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If restrictions on repatriation of earnings from the target business’ home jurisdiction to foreign entities are instituted, our business following a business combination may be materially negatively affected.

It is possible that following an initial business combination, the home jurisdiction of the target business may have restrictions on repatriations of earnings or additional restrictions may be imposed in the future. If they were, it could have a material adverse effect on our operations.

Currencies of companies operating in Latin America may depreciate significantly over time.

Currencies of countries in Latin America, such as Brazil, Chile, Colombia and Peru, have experienced significant depreciation in the past. If we acquire a target business in one of these countries, we could be subject to currency fluctuations which could adversely impact our operations and profitability.

Local accounting practices vary significantly and reconciling the accounting practices of a target business to U.S. accounting practices could be time consuming and expensive.

Local accounting practices vary significantly from country to country. Although Colombia, Peru and Chile have all adopted IFRS in recent years, there is still divergence among countries. If we need to reconcile accounting practices of a target business to U.S. generally accepted accounting practices, it could be time consuming and expensive and could have a negative impact on our results of operations and profitability.

A global economic downturn could have a greater negative impact on countries in Latin America than in other parts of the world.

Although a global economic downturn would impact all countries worldwide, it could have a greater negative impact on countries in Latin America. As commodity exporters, these countries have been impacted by the decline in international price of raw materials. However, a deepening of the global slowdown or an external crisis could more severely impact the slowdown in the countries of this region.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We do not own any real estate or other physical properties materially important to our operation. We maintain our principal executive offices at Calle 113 # 7-45 Torre B, Oficina 1012, Bogotá, Colombia. This space is being provided to us at no cost by a third party affiliated with Julio Torres, our Chief Executive Officer and one of our directors. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units, ordinary shares, right, and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols “ANDAU”, “ANDA”, “ANDAR” and “ANDAW”, respectively. Our units commenced public trading on January 29, 2019 and our ordinary shares, rights, and warrants commenced separate public trading on March 6, 2019.

(b) Holders

As of March 16, 2020, there were 13 holder of record of our units, 18 holders of record of our ordinary shares, 1 holder of record of our rights, and 1 holder of record of our warrants.

(c) Dividends

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Andina Acquisition Corp. III. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of this report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed on July 29, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2019 were organizational activities and those necessary to prepare for our initial public offering, described below, and, after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net income of $1,762,447, which consists of interest income on marketable securities held in the Trust Account of $2,136,694 and an unrealized gain on marketable securities held in our Trust Account of $12,428, offset by operating costs of $386,675.

For the year ended December 31, 2018, we had a net loss of $14,772 which consists of operating and formation costs.

Liquidity and Capital Resources

On January 31, 2019, we consummated our initial public offering of 10,800,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $108,000,000. Simultaneously with the closing of our initial public offering we consummated the sale of 395,000 private units to certain initial shareholders and the underwriters at a price of $10.00 per unit, generating gross proceeds of $3,950,000.

Following our initial public offering and the sale of the private units, a total of $108,000,000 was placed in the Trust Account. We incurred $3,204,451 in initial public offering related costs, including $2,700,000 of underwriting fees and $504,451 of other costs.

As of December 31, 2019, we had marketable securities held in the Trust Account of $110,149,122 (including approximately $2,137,000 of interest income and approximately $12,000 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2019, we did not withdraw any interest earned on the Trust Account.

For the year ended December 31, 2019, cash used in operating activities was $399,103. Net income of $1,762,447 was offset by interest earned on marketable securities held in the Trust Account of $2,136,694, an unrealized gain on marketable securities held in our Trust Account of $12,428 and changes in operating assets and liabilities, which used $12,428 of cash for operating activities.

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

Following our initial public offering, we entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

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

As of December 31, 2019, we had cash of 352,524 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than as described below.

We entered into an agreement to pay the joint book-running managers in our initial public offering as advisors in connection with a Business Combination to assist us in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay the joint book-running managers aggregate cash fees for such services upon the consummation of a Business Combination in an amount equal to $3,240,000 (exclusive of any applicable finders’ fees which might become payable).

We entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

In addition, we entered into several letter agreements with unaffiliated third parties that provide for a success fee to be paid to each such third party upon consummation of a Business Combination with a target business introduced to us by such third party in amounts ranging from 0.75% to 1.0% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the various agreements.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent accounting standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Julio A. Torres	52	Chief Executive Officer and Director
Mauricio Orellana	54	Chief Operating Officer and Director
Marjorie Hernandez	39	Treasurer
B. Luke Weil	40	Director (Chairman)
Matthew S. N. Kibble	41	Director
David Schulhof	48	Director
Walter M. Schenker	72	Director

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

Walter M. Schenker has served as a member of our Board of Directors since April 2019. Mr. Schnenker has been a principal at MAZ Capital Advisors LLC, the general partner of MAZ Partners LP, a hedge fund, since June 2010. From 1999 to 2010, Mr. Schenker was a principal at Titan Capital Management, LLC, a registered investment adviser and hedge fund. Prior to this, he was affiliated with several hedge funds and brokerage firms, including Steinhardt Partners, Bear Stearns, Gabelli & Company, Inc., Lehman Brothers and Drexel Burnham Lambert. Mr. Schenker is currently on the board of directors and a member of the audit committee of TechPrecision Corp., a manufacturer of precision, large-scale fabricated and machined metal components and systems. He previously served on the board of directors and as chairman of the compensation committee and member of the audit committee of Sevcon, Inc., a NASDAQ-listed global supplier of control and power solutions for zero-emission, electric and hybrid vehicles, from 2013 until that company’s acquisition in September 2017. Mr. Schenker holds a B.S. from Cornell University and an M.B.A. in Finance from Columbia University. We believe Mr. Schenker is well-qualified to serve as a member of our Board due to his contacts and prior experience in the financial industry.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of David Schulhof and Walter M. Schenker, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mauricio Orellana and Matthew S. N. Kibble, will expire at the second annual meeting. The term of office of the third class of directors, consisting of B. Luke Weil and Julio Torres, will expire at the third annual meeting.

Director Independence

Our board has determined that each of B. Luke Weil, Matthew S. N. Kibble, David Schulhof and Walter M. Schenker is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective January 28, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Kibble, Schulhof and Schenker, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares, as of March 16, 2020, based on information obtained from persons named below, with respect to the beneficial ownership of ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

In the table below, percentage ownership is based on 13,895,000 ordinary shares as of March 16, 2020. Voting power represents the combined voting power of ordinary shares owned beneficially by such person. The table below does not include the ordinary shares underlying the private placement units held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

		Amount and	Approximate
		Nature of	Percentage of
		Beneficial	Outstanding
Name and Address of Beneficial Owner (1)		Ownership	Ordinary Shares
Julio A. Torres	(2)	201,981	1.44%
Mauricio Orellana	(3)	180,490	1.28%
Marjorie Hernandez	(4)	160,436	1.14%
B. Luke Weil	(5)	2,113,637	15.21%
Matthew S. N. Kibble		5,000	*
David Schulhof		50,249	*
Walter M. Schenker	(6)	34,450	*
All directors and executive officers as a group (seven individuals)		2,746,243	19.76%
Bank of Montreal	(7)	966,700	6.96%
Hudson Bay Capital Management LP	(8)	990,000	7.12%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is Calle 113 # 7-45 Torre B, Oficina 1012, Bogotá, Colombia.
(2)	Includes 55,784 insider shares held by Andina Equity LLC, of which Mr. Torres is a member and which will vest in full in Mr. Torres only upon the happening of certain events. Also includes 69,688 insider shares held by Mr. Torres which will vest in Mr. Torres only if he remains affiliated with our company at the time of our initial business combination.
(3)	Includes 49,909 insider shares held by Andina Equity LLC, of which Mr. Orellana is a member and which will vest in full in Mr. Orellana only upon the happening of certain events. Also includes 62,703 insider shares held by Mr. Orellana which will vest in Mr. Orellana only if he remains affiliated with our company at the time of our initial business combination.
(4)	Includes 44,307 insider shares held by Andina Equity LLC, of which Ms. Hernandez is a member and which will vest in in full in Ms. Hernandez only upon the happening of certain events. Also includes 55,328 insider shares held by Ms. Hernandez which will vest in Ms. Hernandez only if she remains affiliated with our company at the time of our initial business combination.
(5)	Includes 598,957 shares held by LWEH3 LLC, a limited liability company controlled by Mr. Weil. Does not include the vesting shares referred to in footnotes 2, 3 and 4 above. Mr. Weil may have a right to some or all of such shares if they do not vest in the individuals as indicated therein.
(6)	Includes 34,450 shares held by MAZ Partners L.P., a limited partnership controlled by Mr. Schenker. Mr. Schenker disclaims beneficial ownership of the securities reported hereby except to the extent of his pecuniary interest therein.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2020, Bank of Montreal, through its subsidiary BMO Capital Markets Corp., has the power to vote and direct the disposition of the shares. The address of the principal business office of Bank of Montreal is 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1 and BMO Capital Markets Corp. is 3 Times Square, New York, New York 10036.
(8)	According to a Schedule 13G filed with the SEC on January 31, 2020, Hudson Bay Capital Management LP, which serves as the investment manager to Hudson Bay Master Fund Ltd., which controls Tech Opportunities LLC, in whose name the securities reported are held, may be deemed to be the beneficial owner of all ordinary shares underlying the securities held by Tech Opportunities LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. The principal business address of each beneficial owner is 777 Third Avenue, 30 Floor, New York, NY 10017.

All of the insider shares outstanding prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

Securities Authorized for Issuance under Equity Compensation Table

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In July and August 2016, we issued an aggregate of 2,875,000 ordinary shares to B. Luke Weil for $25,000 in cash, at a purchase price of approximately $0.009 share. Mr. Weil thereafter subsequently transferred certain insider shares to other initial shareholders, including the underwriters in our initial public offering, at the same price originally paid for such shares. Simultaneously with the initial public offering, the underwriters partially exercised their over-allotment option for 800,000 of the total possible 1,500,000 additional units. Because the underwriters’ exercised the over-allotment option in part, our initial shareholders forfeited an aggregate of 175,000 insider shares.

In January 2019, certain of our initial shareholders, including the underwriters in our initial public offering, purchased an aggregate of 395,000 private units at $10.00 per unit (for a total purchase price of $3,950,000) in a private placement closed simultaneously with the closing of our initial public offering. The private units are identical to the units sold in our initial public offering, except that the warrants underlying the private units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial shareholders or their permitted transferees. The purchasers of the private units have agreed (A) to vote the ordinary shares underlying the private units in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination unless we provide public shareholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any ordinary shares underlying the private units for cash from the trust account in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the ordinary shares underlying the private units shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated. The purchasers of private units have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to certain permitted transferees) until the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, B. Luke Weil, the Chairman of our Board, loaned us an aggregate of $34,259, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In order to meet its working capital needs following the consummation of our initial public offering, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s initial business combination into additional private units at a price of $10.00 per unit. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment.

We entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of a Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement.

We have entered into a registration rights agreement with respect to the insider shares, private units and any securities issued upon conversion of working capital loans (if any).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal periods ended December 31, 2019 and 2018, fees for our independent registered public accounting firm were approximately $50,500 and $97,500, respectively, for the services they performed in connection with our initial public offering and the audit of our December 31, 2019 and 2018 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal periods ended December 31, 2019 and 2018, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2019 and 2018, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal periods ended December 31, 2019 and 2018, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

F-1 to F-14.

(2) Financial Statement Schedules:

None.

(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Specimen Rights Certificate.**
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.7	Description of Capital Stock of Andina Acquisition Corp. III
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*
10.4	Registration Rights Agreement*
10.5	Form of subscription agreement for private warrants **
14	Code of Ethics.**
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019
* *	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2020.

ANDINA ACQUISITION CORP. III

By:	/s/ Julio Torres
Julio Torres
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julio Torres	Chief Executive Officer and Director	March 16, 2020
Julio Torres	(Principal Executive Officer)

/s/ Mauricio Orellana	Chief Financial Officer	March 16, 2020
Mauricio Orellana	(Principal Financial and Accounting Officer)

/s/ B. Luke Weil	Director	March 16, 2020
B. Luke Weil

/s/ Matthew S. N. Kibble	Director	March 16, 2020
Matthew S. N. Kibble

/s/ David Schulhof	Director	March 16, 2020
David Schulhof

/s/ Walter M. Schenker	Director	March 16, 2020
Walter M. Schenker

ANDINA ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Andina Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Andina Acquisition Corp. III (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 16, 2020

ANDINA ACQUISITION CORP. III
BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$352,254	$—
Prepaid expenses	8,076	—
Total Current Assets	360,600	—

Deferred offering costs	—	156,276
Marketable securities held in Trust Account	110,149,122	—
TOTAL ASSETS	$110,509,722	$156,276

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$5,723	$10,075
Accrued offering costs	—	43,700
Advance from related party	—	72,239
Promissory note – related party	—	34,259
Total Current Liabilities	5,723	160,273

Commitments (Note 6)

Ordinary shares subject to possible redemption, 10,344,550 shares at redemption value at December 31, 2019	105,503,991	—

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,550,450 and 2,875,000 shares issued and outstanding (excluding 10,344,550 and -0- shares subject to possible redemption) at December 31, 2019 and 2018, respectively (1)	355	287
Additional paid-in capital	3,266,203	24,713
Retained earnings (Accumulated deficit)	1,733,450	(28,997)
Total Shareholders’ Equity (Deficit)	5,000,008	(3,997)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$110,509,722	$156,276

(1)	As of December 31, 2018, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were forfeited. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Operating costs	$386,675	$14,772
Loss from operations	(386,675)	(14,772)

Other income:
Interest income	2,136,694	—
Unrealized gain on marketable securities held in Trust Account	12,428	—
Other income	2,149,122	—

Net income (loss)	$1,762,447	$(14,772)

Weighted average number of shares outstanding, basic and diluted (1)	3,446,449	2,500,000

Basic and diluted net loss per ordinary share	$(0.09)	$(0.01)

(1)	Excludes an aggregate of up to 10,344,550 shares subject to possible redemption at December 31, 2019. As of December 31, 2018, this amount excluded an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).
(2)	Net income (loss) per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $2,058,429 for the year ended December 31, 2019 (see Note 2).

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares (1)	Amount	Capital	Earnings	Equity (Deficit)
Balances, January 1, 2018	2,875,000	$287	$24,713	$(14,225)	$10,775

Net loss	—	—	—	(14,772)	(14,772)

Balances, December 31, 2018	2,875,000	287	24,713	(28,997)	(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,344,550)	(1,035)	(105,502,956)	—	(105,503,991)

Net income	—	—	—	1,762,447	1,762,447
Balances, December 31, 2019	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

(1)	As of December 31, 2018, this amount included an aggregate of 375,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to partially exercise their over-allotment option in January 2019, an aggregate of 200,000 shares were no longer subject to forfeiture and 175,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The remaining over-allotment option expired unexercised on March 17, 2019 (see Note 7).

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,762,447	$(14,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,136,694)	—
Unrealized gain on marketable securities held in Trust Account	(12,428)	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,076)	—
Accounts payable and accrued expenses	(4,352)	7,158
Net cash used in operating activities	(399,103)	(7,614)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(108,000,000)	—
Net cash used in investing activities	(108,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	105,300,000	—
Proceeds from sale of Private Units	3,950,000	—
Advance from related party	9,041	72,239
Repayment of advances from related party	(81,280)	—
Proceeds from promissory note – related party	—	12,112
Repayment of promissory note – related party	(34,259)	—
Payment of offering costs	(391,875)	(76,737)
Net cash provided by financing activities	108,751,627	7,614

Net change in cash	352,524	—
Cash at beginning of period	—	—
Cash at end of period	$352,524	$—

Non-cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$103,741,340	$—
Change in value of ordinary shares subject to possible redemption	$1,762,651	$—
Offering costs included in accrued offering costs	$—	$43,700

The accompanying notes are an integral part of these financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and the search for Business Combination candidates. The Company is subject to all of the risks associated with early stage and emerging growth companies.

Initial Public Offering

The registration statement for the Initial Public Offering was declared effective on January 24, 2019 pursuant to Section 8(a) of the Securities Act of 1933, as amended. On January 31, 2019, the Company consummated the Initial Public Offering of 10,800,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $108,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 395,000 units (the “Private Units”) at a price of $10.00 per Unit in a private placement (the “Private Placement”) to certain shareholders, or their affiliates (collectively, the “Initial Shareholders”) and the underwriters, generating gross proceeds of $3,950,000, which is described in Note 4.

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of December 31, 2019, cash of $352,524 was held outside of the Trust Account (defined below) and is available for working capital purposes.

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

DECEMBER 31, 2019

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Cash and Marketable Securities Held in Trust Account

At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the private placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31,
	2019	2018
Net income (loss)	$1,762,447	$(14,772)
Less: Income attributable to ordinary shares subject to possible redemption	(2,058,429)	—
Adjusted net loss	$(295,982)	$(14,772)

Weighted average shares outstanding, basic and diluted	3,446,449	2,500,000

Basic and diluted net loss per ordinary share	$(0.09)	$(0.01)

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Note 6 — Commitments

Business Combination Marketing Agreement

The Company engaged the joint book-running managers in the Initial Public Offering as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the joint book-running managers aggregate cash fees for such services upon the consummation of a Business Combination in an amount equal to $3,240,000 (exclusive of any applicable finders’ fees which might become payable). If a proposed Business Combination is not consummated for any reason during the 18-month period from the closing of the Initial Public Offering (as such period may be extended), no fee will be due or payable to the advisors.

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2019 and 2018, there were 3,550,450 and 2,875,000 ordinary shares issued and outstanding, excluding 10,344,550 and -0- ordinary shares subject to possible redemption, respectively.

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$110,149,122

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

