Form 10-Q
period 2020-03-31
Andina Acquisition Corp. III
filed 2020-05-08
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 8, 2020, 13,895,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$158,282	$352,254
Prepaid expenses	70,709	8,076
Total Current Assets	228,991	360,600

Marketable securities held in Trust Account	110,626,638	110,149,122
TOTAL ASSETS	$110,855,629	$110,509,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,451	$5,723
Total Current Liabilities	18,451	5,723

Commitments (Note 6)

Ordinary shares subject to possible redemption, 10,332,425 and 10,344,550 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	105,837,170	105,503,991

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized 3,562,575 and 3,550,450 shares issued and outstanding (excluding 10,332,425 and 10,344,550 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	356	355
Additional paid-in capital	2.933,023	3,266,203
Retained earnings	2,066,629	1,733,450
Total Shareholders’ Equity	5,000,008	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,855,629	$110,509,722

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$144,337	$105,138
Loss from operations	(144,337)	(105,138)

Other income:
Interest income	418,597	413,855
Unrealized gain on marketable securities held in Trust Account	58,919	50
Other income	477,516	413,905

Net income	$333,179	$308,767

Weighted average number of shares outstanding, basic and diluted (1)	3,550,450	3,169,234

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

(1)	Excludes an aggregate of up to 10,332,425 and 10,365,307 shares subject to possible redemption at March 31, 2020 and 2019, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $456,840 and $397,266 for the three months ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2019

	Ordinary Shares		Additional Paid	Retained Earnings/ (Accumulated	Total Shareholders’ Equity
	Shares	Amount	in Capital	Deficit)	(Deficit)
Balance – January 1, 2019	2,875,000	$287	$24,713	$(28,997)	$(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,365,307)	(1,037)	(104,049,279)	—	(104,050,316)

Net income	—	—	—	308,767	308,767

Balance – March 31, 2019 (unaudited)	3,529,693	$353	$4,719,880	$279,770	$5,000,003

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

Change in value of ordinary shares subject to possible redemption	12,125	1	(333,180)	—	(333,179)

Net income	—	—	—	333,179	333,179

Balance – March 31, 2020 (unaudited)	3,562,575	$356	$2,933,023	$2,066,629	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$333,179	$308,767
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(418,597)	(413,855)
Unrealized gain on marketable securities held in Trust Account	(58,919)	(50)
Changes in operating assets and liabilities:
Prepaid expenses	(62,633)	(140,141)
Accounts payable and accrued expenses	12,728	19,888
Net cash used in operating activities	(194,242)	(225,391)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(108,000,000)
Net cash used in investing activities	—	(108,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	105,300,000
Proceeds from sale of Private Units	—	3,950,000
Advances from related party	—	9,041
Repayment of advances from related party	—	(81,280)
Repayment of promissory note – related party	—	(34,259)
Payments of offering costs	—	(391,875)
Net cash provided by financing activities	—	108,751,627

Net Change in Cash	(194,242)	526,236
Cash – Beginning	352,524	—
Cash – Ending	$158,282	$526,236

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$103,741,340
Change in value of ordinary shares subject to possible redemption	$333,179	$308,976

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and the search for Business Combination candidates. The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 395,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement (the “Private Placement”) to certain shareholders, or their affiliates (collectively, the “Initial Shareholders”) and the underwriters, generating gross proceeds of $3,950,000, which is described in Note 4.

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of March 31, 2020, cash of $158,282 was held outside of the Trust Account (defined below) and is available for working capital purposes.

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

MARCH 31, 2020

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Liquidity and Going Concern

As of March 31, 2020, the Company had $158,282 in its operating bank accounts, $110,626,638 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $210,540. As of March 31, 2020, approximately $2,627,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds in the trust account to support the Company’s working capital obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through July 31, 2020, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the Private Placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$333,179	$308,767
Less: Income attributable to ordinary shares subject to possible redemption	(456,840)	(397,266)
Adjusted net loss	$(123,661)	$(88,499)

Weighted average shares outstanding, basic and diluted	3,550,450	3,169,234

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,800,000 Units at a purchase price of $10.00 per Unit, which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share of the Company, one right (the “Public Right”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 3,562,575 and 3,550,450 ordinary shares issued and outstanding, excluding 10,332,425 and 10,344,550 ordinary shares subject to possible redemption, respectively.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MARCH 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$110,626,638	$110,149,122

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed in these condensed interim financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $333,179, which consists of interest income on marketable securities held in the Trust Account of $418,597 and an unrealized gain on marketable securities held in our Trust Account of $58,919, offset by operating costs of $144,337.

For the three months ended March 31, 2019, we had net income of $308,767, which consists of interest income on marketable securities held in the Trust Account of $413,855 and an unrealized gain on marketable securities held in our Trust Account of $50, offset by operating costs of $105,138.

Liquidity and Capital Resources

On January 31, 2019, we consummated our Initial Public Offering of 10,800,000 Units, which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $108,000,000. Simultaneously with the closing of our Initial Public Offering we consummated the sale of 395,000 Private Units to certain initial shareholders and the underwriters at a price of $10.00 per Unit, generating gross proceeds of $3,950,000.

Following our Initial Public Offering and the sale of the Private Units, a total of $108,000,000 was placed in the Trust Account. We incurred $3,204,451 in Initial Public Offering related costs, including $2,700,000 of underwriting fees and $504,451 of other costs.

As of March 31, 2020, we had marketable securities held in the Trust Account of $110,626,638 (including approximately $2,627,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we did not withdraw any interest earned on the Trust Account. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 20219, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds in the trust account to support the Company’s working capital obligations.

For the three months ended March 31, 2020, cash used in operating activities was $194,242. Net income of $333,179 was offset by interest earned on marketable securities held in the Trust Account of $418,597, an unrealized gain on marketable securities held in our Trust Account of $58,919 and changes in operating assets and liabilities, which used $49,905 of cash for operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $225,391. Net income of $308,767 was offset by interest earned on marketable securities held in the Trust Account of $413,855, an unrealized gain on marketable securities held in our Trust Account of $50 and changes in operating assets and liabilities, which used $120,253 of cash for operating activities.

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

As of March 31, 2020, we had cash of $158,282 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We will need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through July 31, 2020, which is the date we are required cease all operations except for the purpose of winding up if we have not completed a Business Combination.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Investment Management Trust Agreement, dated January 28, 2019, by and between Andina Acquisition Corp. III and Continental Stock Transfer & Trust Company
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA ACQUISITION CORP. III

Date: May 8, 2020	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

