Form 10-Q
period 2020-06-30
Andina Acquisition Corp. III
filed 2020-08-10
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-38785

ANDINA ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle 113 # 7-45 Torre B

Oficina 1012

Bogota, Colombia

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 6, 2020, 9,591,904 ordinary shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$168,224	$352,254
Prepaid expenses	35,334	8,076
Total Current Assets	203,558	360,600

Marketable securities held in Trust Account	110,579,759	110,149,122
TOTAL ASSETS	$110,783,317	$110,509,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$727,142	$5,723
Total Current Liabilities	727,142	5,723

Commitments (Note 6)	-	-

Ordinary shares subject to possible redemption, 10,260,527 and 10,344,550 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	105,056,167	105,503,991

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized 3,634,473 and 3,550,450 shares issued and outstanding (excluding 10,260,527 and 10,344,550 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	363	355
Additional paid-in capital	3,714,019	3,266,203
Retained earnings	1,285,626	1,733,450
Total Shareholders’ Equity	5,000,008	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,783,317	$110,509,722

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$834,124	$102,738	$978,461	$207,876
Loss from operations	(834,124)	(102,738)	(978,461)	(207,876)

Other income:
Interest income	111,658	649,324	530,255	1,063,178
Unrealized (loss) gain on marketable securities held in Trust Account	(58,537)	39,210	382	39,260
Other income, net	53,121	688,534	530,637	1,102,438

Net (loss) income	$(781,003)	$585,796	$(447,824)	$894,562

Weighted average number of shares outstanding, basic and diluted (1)	3,562,575	3,529,693	3,556,513	3,350,459

Basic and diluted net loss per ordinary share(2)	$(0.23)	$(0.02)	$(0.27)	$(0.05)

(1)	Excludes an aggregate of up to 10,260,527 and 10,357,880 shares subject to possible redemption at June 30, 2020 and 2019, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $50,465 and $660,373 for the three months ended June 30, 2020 and 2019, respectively, and $504,105 and $1,057,349 for the six months ended June 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

Change in value of ordinary shares subject to possible redemption	12,125	1	(333,180)	—	(333,179)
Net income	—	—	—	333,179	333,179

Balance – March 31, 2020	3,562,575	356	2,933,023	2,066,629	5,000,008
Balance – April 01, 2020	3,562,575	356	2,933,023	2,066,629	5,000,008

Change in value of ordinary shares subject to possible redemption	71,898	7	780,996	—	781,003

Net loss	—	—	—	(781,003)	(781,003)

Balance – June 30, 2020	3,634,473	$363	$3,714,019	$1,285,626	$5,000,008

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Ordinary Shares		Additional Paid	(Accumulated Deficit)/ Retained	Total Shareholders’ Equity
	Shares	Amount	in Capital	Earnings	(Deficit)
Balance – January 1, 2019	2,875,000	$287	$24,713	$(28,997)	$(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,365,307)	(1,037)	(104,049,279)	—	(104,050,316)

Net income	—	—	—	308,767	308,767

Balance – March 31, 2019	3,529,693	353	4,719,880	279,770	5,000,003
Balance – April 01, 2019	3,529,693	353	4,719,880	279,770	5,000,003

Change in value of ordinary shares subject to possible redemption	7,427	1	(585,792)	—	(585,791)

Net income	—	—	—	585,796	585,796

Balance – June 30, 2019	3,537,120	$354	$4,134,088	$865,565	$5,000,007

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(447,824)	$894,562
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(530,255)	(1,063,178)
Unrealized gain on marketable securities held in Trust Account	(382)	(39,260)
Changes in operating assets and liabilities:
Prepaid expenses	(27,258)	(97,477)
Accounts payable and accrued expenses	721,419	(2,702)
Net cash used in operating activities	(284,300)	(308,055)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(108,000,000)
Cash withdrawn from Trust Account for working capital purposes	100,000	—
Net cash provided by (used in) investing activities	100,000	(108,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	105,300,000
Proceeds from sale of Private Units	—	3,950,000
Advances from related party	—	9,041
Repayment of advances from related party	—	(81,280)
Repayment of promissory note – related party	—	(34,259)
Payments of offering costs	—	(391,875)
Net cash provided by financing activities	—	108,751,627

Net Change in Cash	(184,300)	443,572
Cash – Beginning	352,524	—
Cash – Ending	$168,224	$443,572

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$103,741,340
Change in value of ordinary shares subject to possible redemption	$(447,824)	$894,767

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Andina Acquisition Corp. III (the “Company”) was incorporated in the Cayman Islands on July 29, 2016 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region, although the Company initially intended to focus on target businesses in the Americas.

All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and , since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and the proposed acquisition of EMMAC Life Sciences Limited, an independent European cannabis company (“EMMAC”), as discussed in Note 6.

Initial Public Offering

The registration statement for the Initial Public Offering (the “IPO”) was declared effective on January 24, 2019 pursuant to Section 8(a) of the Securities Act of 1933, as amended. On January 31, 2019, the Company consummated the Initial Public Offering of 10,800,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $108,000,000, which is described in Note 3.

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

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of June 30, 2020, cash of $168,224 was held outside of the Trust Account (defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

Failure to Consummate a Business Combination

The Company initially had until July 31, 2020 to complete a Business Combination. On July 29, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if the Company has executed a definitive agreement for a Business Combination by October 31, 2020) (such date or later date, as applicable, the “Extended Date”).In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4,303,096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 9,591,904 ordinary shares are now issued and outstanding.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Pursuant to the terms of the Company’s amended and restated memorandum and articles of association, failure to consummate a Business Combination by the Extended Date will trigger the automatic winding up, dissolution and liquidation of the Company. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under Cayman Islands Companies Law. Accordingly, no vote would be required from shareholders to commence such a voluntary winding up, dissolution and liquidation. The holders of the insider shares will not participate in any liquidation distribution from the Trust Account with respect to their insider shares.

Liquidity and Going Concern

As of June 30, 2020, the Company had $168,224 in its operating bank accounts, $110,579,759 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $523,584. As of June 30, 2020, approximately $2,580,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds held in the trust account to support the Company’s working capital obligations.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Extended Date, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the Private Placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(781,003)	$585,796	$(447,824)	$894,562
Less: Income attributable to ordinary shares subject to possible redemption	(50,465)	(660,373)	(504,105)	(1,057,349)
Adjusted net loss	$(831,468)	$(74,577)	$(951,929)	(162,787)

Weighted average shares outstanding, basic and diluted	3,562,575	3,529,693	3,556,513	3,350,459

Basic and diluted net loss per ordinary share	$(0.23)	$(0.02)	$(0.27)	$(0.05)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

JUNE 30, 2020

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

If the Company is unable to complete an initial Business Combination by the Extended Date and the Company redeems the public shares for the funds held in the Trust Account, holders of the rights and warrants will not receive any of such funds for their rights and warrants and the rights and warrants will expire worthless.

Note 4 — Private Units

Simultaneously with the closing of the Initial Public Offering, certain of the Initial Shareholders, including the underwriters in the Initial Public Offering (and their respective designees), purchased an aggregate of 395,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,950,000. Each Private Unit consists of one ordinary share (“Private Share”), one right (the “Private Right”) and one redeemable warrant (each, a “Private Warrant”). The proceeds from the Private Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Extended Date, the proceeds of the sale of the Private Units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

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

JUNE 30, 2020

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

Letter of Intent

On July 22, 2020, the Company announced that it had entered into a non-binding letter of intent (the “Letter of Intent”) with EMMAC relating to a proposed business combination transaction, pursuant to which the Company and EMMAC would combine, with the former shareholders of both entities holding equity in the combined public company listed on Nasdaq and with EMMAC’s shareholders owning a majority of that equity. Completion of the proposed transaction is subject to the negotiation and execution of a definitive agreement and satisfaction of the conditions therein, including approval of the transaction by the Company’s shareholders. There is no assurance that the proposed business combination transaction will be consummated on the terms or timeframe currently contemplated, or at all.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 3,634,473 and 3,550,450 ordinary shares issued and outstanding, excluding 10,260,527 and 10,344,550 ordinary shares subject to possible redemption, respectively.

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

If the Company is unable to complete a Business Combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$110,579,759	$110,149,122

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 22, 2020, the Company announced that it had entered into a Letter of Intent with EMMAC relating to a proposed business combination transaction, pursuant to which the Company and EMMAC would combine, with the former shareholders of both entities holding equity in the combined public company listed on Nasdaq and with EMMAC’s shareholders owning a majority of that equity. Completion of the proposed transaction is subject to the negotiation and execution of a definitive agreement and satisfaction of the conditions therein, including approval of the transaction by the Company’s shareholders. There is no assurance that the proposed business combination transaction will be consummated on the terms or timeframe currently contemplated, or at all.

On July 29, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if the Company has executed a definitive agreement for a Business Combination by October 31, 2020) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4,303,096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 9,591,904 ordinary shares are issued and outstanding at the date these condensed financial statements were issued.

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

Recent Developments

On July 22, 2020, we announced that we had entered into a Letter of Intent with EMMAC, relating to a proposed business combination transaction, pursuant to which we and EMMAC would combine, with the former shareholders of both entities holding equity in the combined public company listed on Nasdaq and with EMMAC’s shareholders owning a majority of that equity. Completion of the proposed transaction is subject to the negotiation and execution of a definitive agreement and satisfaction of the conditions therein, including approval of the transaction by the Company’s shareholders. There is no assurance that the proposed business combination transaction will be consummated on the terms or timeframe currently contemplated, or at all.

On July 29, 2020, we held a special meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if the Company has executed a definitive agreement for a Business Combination by October 31, 2020) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4.303.096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders and 9,591,904 ordinary shares are now issued and outstanding

Overview

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $781,003, which consists of operating costs of $834,124 and an unrealized loss on marketable securities held in our Trust Account of $58,537, offset by interest income on marketable securities held in the Trust Account of $111,658.

For the six months ended June 30, 2020, we had a net loss of $447,824, which consists operating costs of $978,461, offset by of interest income on marketable securities held in the Trust Account of $530,255 and an unrealized gain on marketable securities held in our Trust Account of $382.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $110,579,759 (including approximately $2,580,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds in the trust account to support the Company’s working capital obligations.

For the six months ended June 30, 2020, cash used in operating activities was $284,300. Net loss of $447,824 was impacted by interest earned on marketable securities held in the Trust Account of $530,255, an unrealized gain on marketable securities held in our Trust Account of $382 and changes in operating assets and liabilities, which provided $694,161 of cash for operating activities.

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

As of June 30, 2020, we had cash of $168,224 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We will need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the Extended Date, which is the date we are required cease all operations except for the purpose of winding up if we have not completed a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 16, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

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

ANDINA ACQUISITION CORP. III

Date: August 7, 2020	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

