Form 10-Q
period 2020-09-30
Andina Acquisition Corp. III
filed 2020-11-09
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 9, 2020, 4,417,396 ordinary shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$221,504	$352,254
Prepaid expenses	14,125	8,076
Total Current Assets	235,629	360,600

Marketable securities held in Trust Account	66,538,802	110,149,122
TOTAL ASSETS	$66,774,431	$110,509,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$641,781	$5,723
Total Current Liabilities	641,781	5,723

Commitments (Note 6)	-	-

Ordinary shares subject to possible redemption, 5,969,042 and 10,344,550 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	61,132,642	105,503,991

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,622,862 and 3,550,450 shares issued and outstanding (excluding 5,969,042 and 10,344,550 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	362	355
Additional paid-in capital	3,573,889	3,266,203
Retained earnings	1,425,757	1,733,450
Total Shareholders’ Equity	5,000,008	5,000,008
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,774,431	$110,509,722

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$21,998	$99,898	$1,000,459	$307,774
Reimbursement of due diligence expenses	(139,430)		(139,430)
Income (loss) from operations	117,432	(99,898)	(861,029)	(307,774)

Other income:
Interest income	23,081	592,838	553,336	1,656,016
Unrealized (loss) gain on marketable securities held in Trust Account	(382)	(15,485)	—	23,776
Other income, net	22,699	577,353	553,336	1,679,792

Net income (loss)	$140,131	$477,455	$(307,693)	$1,372,018

Weighted average number of shares outstanding, basic and diluted (1)	3,634,473	3,537,120	3,582,689	3,413,363

Basic and diluted net income (loss) per ordinary share (2)	$0.04	$(0.02)	$(0.17)	$(0.07)

(1)	Excludes an aggregate of up to 5,969,042 and 10,350,371 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $12,546 and $553,336 for the three months ended September 30, 2020 and 2019, respectively, and $305,829 and $1,609,913 for the nine months ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

Change in value of ordinary shares subject to possible redemption	12,125	1	(333,180)	—	(333,179)

Net income (loss)	—	—	—	333,179	333,179
Balance – March 31, 2020	3,562,575	356	2,933,023	2,066,629	5,000,008

Change in value of ordinary shares subject to possible redemption	71,898	7	780,996	—	781,003

Net income (loss)	—	—	—	(781,003)	(781,003)
Balance – June 30, 2020	3,634,473	363	3,714,019	1,285,626	5,000,008

Change in value of ordinary shares subject to possible redemption	(11,611)	(1)	(140,130)	—	(140,131)

Net income (loss)	—	—	—	140,131	140,131
Balance – September 30, 2020	3,622,862	$362	$3,573,889	$1,425,757	$5,000,008

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Additional Paid	(Accumulated Deficit)/ Retained	Total Shareholders’ Equity
	Shares	Amount	in Capital	Earnings	(Deficit)
Balance – January 1, 2019	2,875,000	$287	$24,713	$(28,997)	$(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,365,307)	(1,037)	(104,049,279)	—	(104,050,316)

Net income (loss)	—	—	—	308,767	308,767
Balance – March 31, 2019	3,529,693	353	4,719,880	279,770	5,000,003

Change in value of ordinary shares subject to possible redemption	7,427	1	(585,792)	—	(585,791)

Net income (loss)	—	—	—	585,796	585,796
Balance – June 30, 2019	3,537,120	354	4,134,088	865,566	5,000,008

Change in value of ordinary shares subject to possible redemption	7,509	—	(477,461)	—	(477,461)

Net income (loss)	—	—	—	477,455	477,455
Balance – September 30, 2019	3,544,629	$354	$3,656,627	$1,343,021	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(307,693)	$1,372,018
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(553,336)	(1,656,016)
Unrealized gain on marketable securities held in Trust Account	—	(23,776)
Changes in operating assets and liabilities:
Prepaid expenses	(6,049)	(54,908)
Accounts payable and accrued expenses	636,058	7,519
Net cash used in operating activities	(231,020)	(355,163)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(108,000,000)
Cash withdrawn from Trust Account for redemption of ordinary shares	44,063,656	—
Cash withdrawn from Trust Account for working capital purposes	100,000	—
Net cash provided by (used in) investing activities	44,163,656	(108,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	105,300,000
Proceeds from sale of Private Units	—	3,950,000
Advances from related party	—	9,041
Repayment of advances from related party	—	(81,280)
Repayment of promissory note – related party	—	(34,259)
Redemption of ordinary shares	(44,063,656)
Payments of offering costs	—	(391,875)
Net cash (used in) provided by financing activities	(44,063,656)	108,751,627

Net Change in Cash	(131,020)	396,464
Cash – Beginning	352,524	—
Cash – Ending	$221,504	396,464

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	103,741,340
Change in value of ordinary shares subject to possible redemption	$(307,686)	1,372,228

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and , since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and the proposed acquisition of EMMAC Life Sciences Limited, an independent European cannabis company (“EMMAC”), as discussed in Note 6.

In August 2020, the Company received a $139,430 reimbursement for expenses that it incurred in connection with the due diligence of evaluating a potential Business Combination that did not materialize.

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

Transaction costs amounted to $3,204,451, consisting of $2,700,000 of underwriting fees and $504,451 of offering costs. In addition, as of September 30, 2020, cash of $221,504 was held outside of the Trust Account (defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

Failure to Consummate a Business Combination

The Company initially had until July 31, 2020 to complete a Business Combination. On July 29, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if the Company has executed a definitive agreement for a Business Combination by October 31, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4,303,096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 9,591,904 ordinary shares were issued and outstanding at September 30, 2020.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On October 28, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if the Company has executed a definitive agreement for a Business Combination by January 31, 2021) (such date or later date, as applicable, the “Extended Date”).In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 4,417,396 ordinary shares are now issued and outstanding.

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

Liquidity and Going Concern

As of September 30, 2020, the Company had $221,504 in its operating bank accounts, $66,538,802 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $406,152. As of September 30, 2020, approximately $1,570,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds held in the trust account to support the Company’s working capital obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the Private Placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$140,131	$477,455	$(307,693)	$1,372,018
Less: Income attributable to ordinary shares subject to possible redemption	(12,546)	(553,336)	(305,829)	(1,609,913)
Adjusted net income (loss)	$127,585	$(75,881)	$(613,522)	$(237,895)

Weighted average shares outstanding, basic and diluted	3,634,473	3,537,120	3,582,689	3,413,363

Basic and diluted net income (loss) per ordinary share	$0.04	$(0.02)	$(0.17)	$(0.07)

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Letter of Intent

On July 22, 2020, the Company announced that it had entered into a non-binding letter of intent (the “Letter of Intent”) with EMMAC relating to a proposed business combination transaction, pursuant to which the Company and EMMAC would combine, with the former shareholders of both entities holding equity in the combined public company listed on Nasdaq and with EMMAC’s shareholders owning a majority of that equity. Completion of the proposed transaction is subject to the negotiation and execution of a definitive agreement and satisfaction of the conditions therein, including approval of the transaction by the Company’s shareholders. There is no assurance that the proposed business combination transaction will be consummated on the terms or timeframe currently contemplated, or at all. On November 4, 2020, the Company announced the mutual termination of negotiations with EMMAC regarding the proposed business combination between the parties.

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 3,622,862 and 3,550,450 ordinary shares issued and outstanding, excluding 5,969,042 and 10,344,550 ordinary shares subject to possible redemption, respectively.

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$66,538,802	$110,149,122

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 28, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if the Company has executed a definitive agreement for a Business Combination by January 31, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 4,417,396 ordinary shares are now issued and outstanding.

On November 4, 2020 the Company issued a joint press release with EMMAC announcing that the Company and EMMAC had mutually terminated negotiations regarding a proposed business combination between them.

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

Recent Developments

On July 29, 2020, we held a special meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if we have executed a definitive agreement for a Business Combination by October 31, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4.303.096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders.

On October 28, 2020, we held a special meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if we have executed a definitive agreement for a Business Combination by January 31, 2021) (such date or later date, as applicable, the “Extended Date”).In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders and 4,417,396 ordinary shares are now issued and outstanding.

On November 4, 2020, the Company announced the mutual termination of negotiations with EMMAC regarding the proposed business combination between the parties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net income of $140,131, which consists of interest income on marketable securities held in the Trust Account of $23,081, offset by operating costs of $21,998 and an unrealized loss on marketable securities held in our Trust Account of $382. In addition, we received a $139,430 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

For the nine months ended September 30, 2020, we had a net loss of $307,693, which consists operating costs of $861,029, offset by of interest income on marketable securities held in the Trust Account of $553,336. In addition, we received a $139,430 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $66,538,802 (including approximately $1,570,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds in the trust account to support the Company’s working capital obligations.

For the nine months ended September 30, 2020, cash used in operating activities was $231,020. Net loss of $307,693 was impacted by interest earned on marketable securities held in the Trust Account of $553,336 and changes in operating assets and liabilities, which provided $630,009 of cash for operating activities.

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

As of September 30, 2020, we had cash of $221,504 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ANDINA ACQUISITION CORP. III

Date: November 9, 2020	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

