Form 10-K
period 2020-12-31
Andina Acquisition Corp. III
filed 2021-02-18
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-38785

Andina Acquisition Corp. III

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle 113 # 7-45 Torre B Oficina 1012 Bogotá, Colombia	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646)-565-3861

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one ordinary share, one right, and one redeemable warrant	ANDAU	The NASDAQ Stock Market LLC
Ordinary Shares, par value $0.0001 per share	ANDA	The NASDAQ Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	ANDAR	The NASDAQ Stock Market LLC
Redeemable warrants, exercisable for ordinary shares at a price of $11.50 per share	ANDAW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30,2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on June 30, 2020, as reported on the NASDAQ Capital Market, was $142,562,700.

As of February 18, 2021, there were 4,417,096 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about our:

●	ability to identify or complete an initial business combination with Stryve Foods, LLC or any other initial business combination;

●	limited operating history;

●	potential ability to obtain additional financing to complete a business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	our public securities’ liquidity and trading;

●	regulatory or operational risks associated with acquiring a target business;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	delisting of our securities from Nasdaq or the ability to have our securities listed on Nasdaq following our initial business combination.

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

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on July 29, 2016 as a Cayman Islands exempted company for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses, which we refer to through this report as our initial business combination. We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination. Shareholders of the Company have voted to extend the deadline to complete an initial business combination on three separate occasions. The current deadline to complete an initial business combination is July 31, 2021.

On January 28, 2021, Andina Acquisition Corp. III, a company organized in the Cayman Islands (together with its successors, “Andina”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Andina Holdings LLC, a Delaware limited liability company (“Holdings”) and a wholly-owned subsidiary of Andina, B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) as the representative for the shareholders of Andina (other than the Seller) (the “Purchaser Representative”), Stryve Foods, LLC, a Texas limited liability company (the “Company”), Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller (the “Seller Representative”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) promptly after the execution and delivery of the Business Combination Agreement, the Seller and the Company will conduct a reorganization via merger pursuant to which the Seller will become a holding company for the Company, the former owners of the Company will become the owners of the Seller, and the former holders of convertible notes of the Company will become holders of convertible notes of the Seller, and pursuant to which the Company will retain all of its subsidiaries, business, assets and liabilities, and become a wholly-owned subsidiary of the Seller (the “Reorganization”), (ii) prior to the Closing, Andina will continue out of the Cayman Islands and into the State of Delaware to re-domicile as and become a Delaware corporation (the “Conversion”), (iii) at the Closing, the Seller will contribute to Holdings all of the issued and outstanding equity interests of the Company in exchange for newly issued non-voting Class B membership interests of Holdings and voting (but non-economic) Class V common stock of Andina (“Andina Class V Common Stock”) (such contribution, the “Seller Contribution”), and (iv) Andina will contribute all of its cash and cash equivalents to Holdings, after payment of Andina shareholders that elect to have their Andina shares redeemed or converted in connection with the Closing (the “Redemption”) and Andina’s expenses and other liabilities due at the Closing, in exchange for newly issued voting Class A membership interests of Holdings (the “Andina Contribution” and together with the Seller Contribution, the “Contribution” and, collectively with the other transactions contemplated by the Business Combination Agreement, the “Transactions”). At the Closing, Andina will change its name to “Stryve Foods, Inc.”

Consummation of the transactions contemplated by the Business Commination Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation and the completion of a redemption offer whereby the Company will be providing its public stockholders with the opportunity to redeem their Company ordinary shares for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account.

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on February 3, 2021. For additional information regarding Stryve Foods, LLC, the Business Commination Agreement and the Business Combination, see the Definitive Proxy Statement on Schedule 14A filed by the Company on January 28, 2021.

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

●	Financial Position. With a trust account currently (as of December 31, 2020) in the amount of $13,545,503 and a public market for our ordinary shares, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires including but not limited to arranging for third party financing.

●	Management Operating and Investing Experience. We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. Several of our officers and directors were previously officers, directors or advisors and consultants to Andina I, Andina II and MI Acquisitions Inc., three similar blank check companies that successfully consummated business combinations. We have and intend to continue to leverage the contacts and relationships of our executive officers and directors to source, evaluate and execute business combination opportunities.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until after July 31, 2021 in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. The purchasers of the private units have also agreed to vote their private shares in favor of any proposed business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 1,590,154 (or approximately 36%) of the 4,417,096 public shares sold in our initial public offering to be voted in favor of the transaction in order to have such transaction approved (assuming all outstanding shares voted).

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

Redemption of Public Shares if No Business Combination

If we do not complete a business combination by July 31, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account not previously released to us to pay our tax obligations and less up to $100,000 of interest we may use for our working capital obligations, including any necessary liquidation or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be approximately $10.24 (based on the trust account balance as of December 31, 2020).

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

B. Luke Weil has agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, there can be no assurances that he will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.24 (based on the trust account balance as of December 31, 2020) due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, there can be no assurances that we will be able to return to our public shareholders at least $10.24 (based on the trust account balance as of December 31, 2020).

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devotes in any time period may vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business.

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

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

If we are unable to consummate a business combination, our public shareholders may be forced to wait more until after July 31, 2021 before receiving liquidation distributions.

We have until July 31, 2021 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, our public shareholders funds may be unavailable to them until after such date and to liquidate their investment, they may be forced to sell their securities potentially at a loss.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating a business transaction.

We have until July 31, 2021 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

We may issue ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our memorandum and articles of association currently authorizes the issuance of up to 100,000,000 ordinary shares, par value $.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after our initial public offering and the purchase of the private units, there were 73,070,500 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the private units, public and private rights and public and private warrants). Although we have no commitment as of the date of this report, we may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. Any authorized but unissued shares of our common stock are available for issuance by our board of directors without any further stockholder action. The issuance of additional ordinary shares or preferred shares:

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

If we are unable to complete an initial business combination by July 31, 2021, the rights and warrants will expire worthless and holders will not receive any of the liquidating proceeds with respect to such securities.

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

Our initial shareholders currently own approximately 70.1 % of our issued and issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them at the time of the proposed business combination in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. At the Annual Meeting, the Company’s shareholders were presented the proposals to (i) re-elect three directors to serve as Class A directors the Company’s board of directors until the 2023 annual meeting of shareholders of the Company or until their successors are duly elected and qualified, (ii) ratify the selection by the audit committee of Marcum LLP to serve as the Company’s independent registered public accounting firm for the year ended December 31, 2020 (the “Auditor Ratification Proposal”) and (iii) to extend the date by which the Company must consummate a business combination from January 31, 2021 (or April 30, 2021 if the Company has executed a definitive agreement for a business combination by January 31, 2021) to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for a business combination by April 30, 2021) (the “Extension Proposal”). The proposal to adjourn the Annual Meeting to a later date was not presented because there were enough votes to approve each of the foregoing proposals.

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

We have engaged each of the joint book-running managers for our initial public offering to assist us in connection with our initial business combination. We will pay each of them a cash fee for such services upon the consummation of our initial business combination in an aggregate amount equal to 3% of the total gross proceeds raised in our initial public offering. In addition, Cowen Investments II LLC (“Cowen Investments”), an affiliate of Cowen, holds 409,967 of our insider shares and purchased 92,157 of our private units, and Craig-Hallum holds 175,700 of our insider shares and purchased 39,496 of our private units. These securities will be worthless if we do not consummate an initial business combination. These financial interests may result in the joint book-running managers having a conflict of interest when providing the services to us in connection with an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for the taxable year ending December 31, 2020. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending December 31, 2019), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. Because we did not complete a business combination on or prior to December 31, 2020, it is likely that we did not qualify for the start-up exception and thus it is likely we have been a PFIC since our inception.

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

As of February 5, 2021, there were 14 holders of record of our units, 19 holders of record of our ordinary shares, 2 holders of record of our rights, and 1 holder of record of our warrants.

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

Recent Developments

On July 29, 2020, we held a special meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if we had executed a definitive agreement for a Business Combination by October 31, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4,303,096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders.

On October 28, 2020, we held a special meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if we have executed a definitive agreement for a Business Combination by January 31, 2021). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders and 4,417,396 ordinary shares were issued and outstanding at December 31, 2020.

On November 4, 2020, we announced the mutual termination of negotiations with EMMAC Life Sciences Limited regarding the proposed business combination between the parties.

On January 5, 2021, we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we are not in compliance with Listing Rule 5620(a), due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. We held the 2020 general annual meeting on January 27, 2021. On February 2, 2021, the Company received a letter from Nasdaq indicating it had regained compliance with Listing Rule 5620(a).

On January 27, 2021, we held a special meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if we have executed a definitive agreement for a Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from our Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

On January 28, 2021, we entered into a definitive business combination agreement (the “Business Combination Agreement”), pursuant to which, subject to the terms and conditions set forth therein, (i) we will re-domesticate as a Delaware corporation, (ii) Stryve Foods, LLC (“Stryve”) will conduct a reorganization pursuant to which Stryve Foods Holdings LLC (“Stryve Holdings”) will become a holding company for Stryve, the former owners of Stryve will become the owners of Stryve Holdings, and Stryve will retain all of its business, assets and liabilities, and become a wholly-owned subsidiary of Stryve Holdings, (iii) Stryve Holdings will contribute to Andina Holdings LLC, our subsidiary (“Andina Holdings”), the equity interests of Stryve, in exchange for newly issued non-voting membership interests of Andina Holdings and our voting (but non-economic) common stock, and (iv) we will contribute all of our cash and cash equivalents to Andina Holdings, after payment of our shareholders that elect to have their shares redeemed or converted in connection with the consummation of the Merger, in exchange for newly issued voting membership interests of Andina Holdings, all upon the terms and subject to the conditions set forth in the Business Combination Agreement.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $583,689, which consists operating costs of $1,279,291, offset by interest income on marketable securities held in the Trust Account of $556,030 and an unrealized gain on marketable securities held in our Trust Account of $142. In addition, we received a $139,430 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

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

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $13,545,503 (including approximately $322,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds in the trust account to support the Company’s working capital obligations.

For the year ended December 31, 2020, cash used in operating activities was $254,332. Net loss of $583,689 was impacted by interest earned on marketable securities held in the Trust Account of $556,030, an unrealized gain on marketable securities held in our Trust Account of $142 and changes in operating assets and liabilities, which provided $885,529 of cash for operating activities.

For the year ended December 31, 2019, cash used in operating activities was $399,103. Net income of $1,762,447 was offset by interest earned on marketable securities held in the Trust Account of $2,136,694, an unrealized gain on marketable securities held in our Trust Account of $12,428 and changes in operating assets and liabilities, which used $4,352 of cash for operating activities.

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

Related to the business combination with Stryve, we entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents.

As of December 31, 2020, we had cash of $198,192 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

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

Related to the business combination with Stryve, we entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Julio A. Torres	54	Chief Executive Officer and Director
Mauricio Orellana	55	Chief Operating Officer and Director
Marjorie Hernandez	40	Treasurer
B. Luke Weil	41	Executive Chairman
Matthew S. N. Kibble	42	Director
David Schulhof	49	Director
Walter M. Schenker	73	Director
Roman Raju	41	Director

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

B. Luke Weil has served as our Executive Chairman since July 2020. In October 2014, he founded the Long Island Marine Purification Initiative, a non-profit foundation established to improve the water quality on Long Island, New York, and has served as its Chairman since such time. In November 2012, he also co-founded Rios Nete, a medical clinic in the upper Amazon region of Peru. Mr. Weil served as Chief Executive Officer of Andina II from its inception in July 2015 until August 2015, served as a member of its Board of Directors from its inception until its business combination with Lazy Days’ R.V. Center, Inc. (including as Non-Executive Chairman of the Board from February 2016 until the business combination) and has served as a director of the newly formed public company, Lazydays Holdings, Inc., since the business combination. From 2008 to 2013, Mr. Weil was Vice President, International Business Development — Latin America for Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From January 2013 until its merger in December 2013, Mr. Weil served as Chief Executive Officer of Andina 1 and previously served as a member of its board from September 2011 until March 2012. From January 2004 to January 2006, Mr. Weil served as an associate of Business Strategies & Insight, a public affairs and business consulting firm. From June 2002 to December 2004, Mr. Weil served as an analyst at Bear Stearns. Mr. Weil received a B.A. from Brown University and an M.B.A. from Columbia Business School. We believe Mr. Weil is well-qualified to serve as a member of our Board due to his contacts and prior experience with Andina I and Andina II.

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

Walter M. Schenker has served as a member of our Board of Directors since April 2019. Mr. Schenker has been a principal at MAZ Capital Advisors LLC, the general partner of MAZ Partners LP, a hedge fund, since June 2010. From 1999 to 2010, Mr. Schenker was a principal at Titan Capital Management, LLC, a registered investment adviser and hedge fund. Prior to this, he was affiliated with several hedge funds and brokerage firms, including Steinhardt Partners, Bear Stearns, Gabelli & Company, Inc., Lehman Brothers and Drexel Burnham Lambert. Mr. Schenker is currently on the board of directors and a member of the audit committee of TechPrecision Corp., a manufacturer of precision, large-scale fabricated and machined metal components and systems. He previously served on the board of directors and as chairman of the compensation committee and member of the audit committee of Sevcon, Inc., a NASDAQ-listed global supplier of control and power solutions for zero-emission, electric and hybrid vehicles, from 2013 until that company’s acquisition in September 2017. Mr. Schenker holds a B.S. from Cornell University and an M.B.A. in Finance from Columbia University. We believe Mr. Schenker is well-qualified to serve as a member of our Board due to his contacts and prior experience in the financial industry.

Roman Raju has served as a member of the Andina Board since July 2020. Dr. Raju is a practicing physician specializing in Neuroradiology. Since July 2018, Dr. Raju has been a partner of Radiology Partners Inc. From 2013 until June 2018, Dr. Raju was a physician practicing with West Houston Radiology Associates, LLP, which was acquired by Radiology Partners in 2018. Dr. Raju completed an Internal Medicine internship at University of Texas at Southwestern, a Diagnostic and Interventional Radiology residency at SUNY Downstate/ Kings County, and a Neuroradiology fellowship at Duke University. Dr. Raju holds a B.S. in Neuroscience from Tulane University, a M.D. from Columbia University College of Physicians and Surgeons, and a M.B.A from Columbia Business School. Dr. Raju is well-qualified to serve as a member of the Andina Board due to his experience in investment.

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

Director Independence

Our board has determined that each of Roman Raju, Matthew S. N. Kibble, David Schulhof and Walter M. Schenker is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Effective January 28, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Messrs. Kibble, Schulhof and Schenker, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	meeting with the independent auditor prior to the audit to review the scope, planning and staffing of the audit;
●

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	reviewing and discussing with management and the independent auditor the Company’s quarterly financial statements prior to the filing of its Quarterly Reports on Form 10-Q, including the results of the independent auditor’s review of the quarterly financial statements;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Matthew S. N. Kibble qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Compensation Committee

Effective January 28, 2019, we established a compensation committee of the board of directors, which consists of Messrs. Kibble, and Schulhof, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares, as of February 5, 2021, based on information obtained from persons named below, with respect to the beneficial ownership of ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

In the table below, percentage ownership is based on 4,417,096 ordinary shares as of February 5, 2021. Voting power represents the combined voting power of ordinary shares owned beneficially by such person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

		Amount and	Approximate
		Nature of	Percentage of
		Beneficial	Outstanding
Name and Address of Beneficial Owner (1)		Ownership	Ordinary Shares
Julio A. Torres		179,564	4.06%
Mauricio Orellana		160,603	3.64%
Marjorie Hernandez		142,620	3.23%
B. Luke Weil	(2)	1,606,297	36.36%
Matthew S. N. Kibble		5,000	*
David Schulhof		50,249	1.13%*
Walter M. Schenker	(3)	34,450	*
Roman Raju		48,577	1.10%
All directors and executive officers as a group (eight individuals)		2,27,360	50.42%
Cowen Investments II		502,124	11.37%
Glazer Capital, LLC	(4)	403,170	9.13%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is Calle 113 # 7-45 Torre B, Oficina 1012, Bogotá, Colombia.
(2)	Includes 598,957 shares held by LWEH3 LLC, a limited liability company controlled by Mr. Weil. Includes 150,000 insider shares held by Andina Equity LLC, a limited liability company controlled by Mr. Weil. Mr. Weil may have a right to some or all of the shares in Andina Equity LLC, if they do not vest to Ms. Hernandez, Mr. Torres, Mr. Orellana and as indicated therein.
(3)	Includes 34,450 shares held by MAZ Partners L.P., a limited partnership controlled by Mr. Schenker. Mr. Schenker disclaims beneficial ownership of the securities reported hereby except to the extent of his pecuniary interest therein.
(4)	According to a Form 4 filed with the SEC on November 5, 2020, Glazer Capital, LLC, has the power to vote and direct the disposition of the shares. The address of the principal business office of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

Securities Authorized for Issuance under Equity Compensation Table

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and 2019 totaled $53,560 and $50,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3) Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Andina Holdings LLC, B. Luke Weil in the capacity as the Purchaser Representative, Stryve Foods LLC, Stryve Foods Holdings, LLC and R. Alex Hawkins in the capacity as the Seller Represenative.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Specimen Rights Certificate.**
4.6	Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*
10.4	Registration Rights Agreement*
10.5	Form of subscription agreement for private warrants **
10.6	Form of Subscription Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Stryve Foods, LLC and the investor named therein.*
10.7	Form of Registration Rights Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp, III and the investors named therein.*
14	Code of Ethics.**
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officerpursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021
* *	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of February 18, 2021.

ANDINA ACQUISITION CORP. III

By:	/s/ Julio Torres
Julio Torres
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julio Torres	Chief Executive Officer and Director	February 18, 2021
Julio Torres	(Principal Executive Officer)

/s/ Mauricio Orellana	Chief Financial Officer	February 18, 2021
Mauricio Orellana	(Principal Financial and Accounting Officer)

/s/ B. Luke Weil	Executive Chairman	February 18, 2021
B. Luke Weil

/s/ Matthew S. N. Kibble	Director	February 18, 2021
Matthew S. N. Kibble

/s/ David Schulhof	Director	February 18, 2021
David Schulhof

/s/ Walter M. Schenker	Director	February 18, 2021
Walter M. Schenker

/s/ Roman Raju	Director	February 18, 2021
Roman Raju

ANDINA ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Andina Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Andina Acquisition Corp. III (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

February 18, 2021

ANDINA ACQUISITION CORP. III

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$198,192	$352,254
Prepaid expenses	—	8,076
Total Current Assets	198,192	360,600

Cash and marketable securities held in Trust Account	13,545,503	110,149,122
Total Assets	$13,743,695	$110,509,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$883,176	$5,723

Commitments

Ordinary shares subject to possible redemption, 767,392 and 10,344,550 shares at redemption value at December 31, 2020 and 2019, respectively	7,860,513	105,503,991

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,650,004 and 3,550,450 shares issued and outstanding (excluding 767,392 and 10,344,550 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	365	355
Additional paid-in capital	3,849,880	3,266,203
Retained earnings	1,149,761	1,733,450
Total Shareholders’ Equity	5,000,006	5,000,008

Total Liabilities and Shareholders’ Equity	$13,743,695	$110,509,722

The accompanying notes are an integral part of the financial statements.

ANDINA ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating costs	$1,279,291	$386,675
Reimbursement of due diligence expenses	(139,430)	—
Loss from operations	(1,139,861)	(386,675)

Other income:
Interest income	556,030	2,136,694
Unrealized gain on marketable securities held in Trust Account	142	12,428
Other income	556,172	2,149,122

Net (loss) income	$(583,689)	$1,762,447

Weighted average shares outstanding, basic and diluted (1)	3,592,787	3,446,449

Basic and diluted net loss per ordinary share (2)	$(0.17)	$(0.09)

(1)	Excludes an aggregate of 767,392 and 10,344,550 shares subject to possible redemption at December 31, 2020 and 2019, respectively.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $39,544 and $2,058,429 for the years ended December 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

ANDINA ACQUISITION CORP. III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	2,875,000	$287	$24,713	$(28,977)	$(3,997)

Sale of 10,800,000 Units, net of underwriting discounts	10,800,000	1,080	104,794,469	—	104,795,549

Sale of 395,000 Private Units	395,000	40	3,949,960	—	3,950,000

Forfeiture of Founder Shares	(175,000)	(17)	17	—	—

Ordinary shares subject to possible redemption	(10,344,550)	(1,035)	(105,502,956)	—	(105,503,991)

Net income (loss)	—	—	—	1,762,447	1,762,447

Balance – December 31, 2019	3,550,450	355	3,266,203	1,733,450	5,000,008

Change in value of ordinary shares subject to possible redemption	99,554	10	583,677	—	583,687

Net income (loss)	—	—	—	(583,689)	(583,689)

Balance – December 31, 2020	3,650,004	$365	$3,849,880	$1,149,761	$5,000,006

The accompanying notes are an integral part of the financial statements.

ANDINA ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	1	2
	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(583,689)	$1,762,447
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(556,030)	(2,136,694)
Unrealized gain on marketable securities held in Trust Account	(142)	(12,428)
Changes in operating assets and liabilities:
Prepaid expenses	8,076	(8,076)
Accounts payable and accrued expenses	877,453	(4,352)
Net cash used in operating activities	(254,332)	(399,103)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(108,000,000)
Cash withdrawn from Trust Account for redemption of ordinary shares	97,059,791	—
Cash withdrawn from Trust Account for working capital purposes	100,000	—
Net cash provided by (used in) investing activities	97,159,791	(108,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	105,300,000
Proceeds from sale of Private Units	—	3,950,000
Advance from related party	—	9,041
Repayment of advances from related party	—	(81,280)
Repayment of promissory note – related party	—	(34,259)
Payment of offering costs	—	(391,875)
Redemption of ordinary shares	(97,059,791)	—
Net cash (used in) provided by financing activities	(97,059,791)	108,751,627

Net Change in Cash	(154,332)	352,524
Cash – Beginning	352,524	—
Cash – Ending	$198,192	$352,524

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$103,741,340
Change in value of ordinary shares subject to possible redemption	$(583,687)	$1,762,651

The accompanying notes are an integral part of the financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, activities in connection with the announced and subsequently terminated proposed acquisition of EMMAC Life Sciences Limited, (“EMMAC”) (which activities ceased in November 2020) and activities in connection with the proposed acquisition of Stryve Foods LLC (“Stryve”), as discussed in Note 9.

In August 2020, the Company received a $139,430 reimbursement for expenses that it incurred in connection with the due diligence of evaluating a potential Business Combination that did not materialize.

Initial Public Offering

The registration statement for the Initial Public Offering (the “IPO”) was declared effective on January 24, 2019 pursuant to Section 8(a) of the Securities Act of 1933, as amended (the “Securities Act”). On January 31, 2019, the Company consummated the Initial Public Offering of 10,800,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $108,000,000, which is described in Note 3.

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

DECEMBER 31, 2020

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

The Initial Shareholders have agreed (i) to vote their insider shares, Private Shares (as defined in Note 4) and any Public Shares purchased in or after the Initial Public Offering in favor of any proposed Business Combination and (ii) not to convert any shares (including the insider shares) in connection with a shareholder vote to approve or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination.

Failure to Consummate a Business Combination

The Company initially had until July 31, 2020 to complete a Business Combination. On July 29, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if the Company had executed a definitive agreement for a Business Combination by October 31, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4,303,096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 9,591,904 ordinary shares were issued and outstanding at September 30, 2020.

On October 28, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if the Company has executed a definitive agreement for a Business Combination by January 31, 2021). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 4,417,396 ordinary shares were issued and outstanding at December 31, 2020.

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

On January 27, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for a Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $198,192 in its operating bank accounts, $13,545,503 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $684,984. As of December 31, 2020, approximately $322,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. On April 9, 2020, pursuant to the prospectus relating to the IPO and the terms and conditions of the Investment Management Trust Agreement, dated January 28, 2019, by and between the Company and Continental Stock Transfer and Trust Company, the Company withdrew $100,000 of interest income on the funds held in the trust account to support the Company’s working capital obligations.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Extended Date, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a Business Combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Cash and Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which primarily invest in U.S. Treasury Bills. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the Private Placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31,
	2020	2019
Net (loss) income	$(583,689)	$1,762,447
Less: Income attributable to ordinary shares subject to possible redemption	(39,544)	(2,058,429)
Adjusted net loss	$(623,233)	$(295,982)

Weighted average shares outstanding, basic and diluted	3,592,787	3,446,449

Basic and diluted net loss per ordinary share	$(0.17)	$(0.09)

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE UNITS

Simultaneously with the closing of the Initial Public Offering, certain of the Initial Shareholders, including the underwriters in the Initial Public Offering (and their respective designees), purchased an aggregate of 395,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,950,000. Each Private Unit consists of one ordinary share (“Private Share”), one right (the “Private Right”) and one redeemable warrant (each, a “Private Warrant”). The proceeds from the Private Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Extended Date, the proceeds from the sale of the Private Units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

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

DECEMBER 31, 2020

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. COMMITMENTS

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

Related to the business combination with Stryve, we entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents.

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, no preferred shares were issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 3,650,004 and 3,550,450 ordinary shares issued and outstanding, excluding 767,392 and 10,344,550 ordinary shares subject to possible redemption, respectively.

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company may call the Public Warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

ANDINA ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$13,545,503	$110,149,122

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 5, 2021, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5620(a) and 5810(c)(2)(G), due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company held their 2020 general annual meeting on January 27, 2021 and intends to submit a plan of compliance with Nasdaq. On February 2, 2021, the Company received a letter from Nasdaq indicating it had regained compliance.

On January 27, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for a Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

On January 28, 2021, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”), pursuant to which, subject to the terms and conditions set forth therein (the “Merger”), (i) the Company will re-domesticate as a Delaware corporation, (ii) Stryve, will conduct a reorganization pursuant to which Stryve Foods Holdings LLC (“Stryve Holdings”) will become a holding company for Stryve, the former owners of Stryve will become the owners of Stryve Holdings, and Stryve will retain all of its business, assets and liabilities, and become a wholly owned subsidiary of Stryve Holdings, (iii) Stryve Holdings will contribute to Andina Holdings LLC, a subsidiary of Andina (“Andina Holdings”), the equity interests of Stryve, in exchange for newly issued non-voting membership interests of Andina Holdings and voting (but non-economic) common stock of the Company, and (iv) the Company will contribute all of its cash and cash equivalents to Andina Holdings, after payment of the Company shareholders that elect to have their Company shares redeemed or converted in connection with the consummation of the Merger, in exchange for newly issued voting membership interests of Andina Holdings, all upon the terms and subject to the conditions set forth in the Business Combination Agreement.

Subject to and upon the terms and conditions of the Business Combination Agreement, Stryve Holdings will contribute to Andina Holdings all of the issued and outstanding equity interests of Stryve (the “Seller Contribution”) and Andina Holdings shall issue to Stryve Holdings a number of newly issued Andina Holdings Class B Units (the “Seller Consideration Units”) equal in value to (the “Seller Consideration”) (i) One Hundred and Thirty Million U.S. Dollars ($130,000,000), minus (ii) the amount, if any, by which the target consolidated net working capital amount of $553,635 exceeds the consolidated net working capital of Stryve (but not less than zero), plus (iii) the amount, if any, by which the consolidated net working capital of Stryve exceeds the target consolidated net working capital amount of $553,635 (but not less than zero), minus (iv) the amount of indebtedness of Stryve at the closing (excluding certain capitalized leases and any obligations under the Bridge Notes or other convertible debt of Stryve Holdings that is converted into equity in connection with the closing), minus (v) the amount of any Stryve transaction expenses, with each Andina Holdings Class B Unit valued for such purposes at a price of $10.00 per Unit. Additionally, the Company will issue to Stryve Holdings a number of shares of newly issued shares of the Company’s Class V Common Stock equal to the number of Seller Consideration Units.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

