Form 10-Q
period 2021-03-31
Andina Acquisition Corp. III
filed 2021-05-21
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 21, 2021, 4,417,096 ordinary shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$77,204	$198,192
Prepaid expenses	43,500	-
Total Current Assets	120,704	198,192

Marketable securities held in Trust Account	13,542,749	13,545,503
TOTAL ASSETS	$13,663,453	$13,743,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,508,164	$883,176
Total Current Liabilities	1,508,164	883,176

Warrant Liability	770,250	-
Total Liabilities	$2,278,414	$883,176

Commitments and Contingencies (Note 6)	-	-

Ordinary shares subject to possible redemption, 623,332 and 767,392 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	6,385,035	7,860,513

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,793,764 and 3,650,004 shares issued and outstanding (excluding 623,332 and 767,392 shares subject to possible redemption) at March 31, 2021 and December 31, 20120 respectively	380	365
Additional paid-in capital	5,322,270	3,849,880
(Accumulated Deficit) Retained earnings	(322,646)	1,149,761
Total Shareholders’ Equity	5,000,004	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,663,453	$13,743,695

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 30,
	2021	2020

Operating costs	$702,476	$144,337
Loss from operations	(702,476)	(144,337)

Other income:
Interest income	319	418,597
Unrealized (loss) gain on marketable securities held in Trust Account	-	58,919
Change in fair value of warrant liability	(770,250)
Other income, net	(769,931)	477,516

Net income (loss)	$(1,472,407)	$333,179

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	767,189	10,344,550

Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,650,004	3,550,450

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.40)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	3,650,004	$365	$3,849,880	$1,149,761	$5,000,006

Change in value of ordinary shares subject to possible redemption	143,760	15	1,472,390	—	1,472,405

Net Loss	—	—	—	(1,472,407)	(1,472,407)
Balance – March 31, 2021	3,793,764	$380	$5,322,270	$(322,646)	$5,000,004

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Additional Paid	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

Change in value of ordinary shares subject to possible redemption	12,125	1	(333,180)	—	(333,179)

Net income	—	—	—	333,179	333,179
Balance – March 31, 2020	3,562,575	$356	$2,993,023	$2,066,629	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net (loss) income	$(1,472,407)	$333,179
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(319)	(418,597)
Unrealized gain on marketable securities held in Trust Account	—	(58,919)
Change in fair value of warrant liability	770,250
Changes in operating assets and liabilities:
Prepaid expenses	(43,500)	(62,633)
Accounts payable and accrued expenses	624,988	12,728
Net cash used in operating activities	(120,988)	(194,242)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemption of Ordinary Shares	3,073	—
Net cash provided by investing activities	3,073	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	3,073
Net cash used in financing activities	(3,073)	—

Net Change in Cash	(120,988)	(194,242)
Cash – Beginning	198,192	352,524
Cash – Ending	$77,204	$158,282

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	(1,475,478)	333,179

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

All activity through March 31, 2021 related to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the Company's search for an initial business combination, specifically, activities in connection with the announced and subsequently terminated proposed acquisition of EMMAC Life Sciences Limited, (“EMMAC”) (which activities ceased in November 2020) and activities in connection with the proposed acquisition of Stryve Foods LLC (“Stryve”), as described below.

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

MARCH 31, 2021

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On October 28, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if the Company had executed a definitive agreement for a Business Combination by January 31, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders.

On January 27, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for a Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from the Company's Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

On January 28, 2021, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”), pursuant to which, subject to the terms and conditions set forth therein, (i) the Company will re-domesticate as a Delaware corporation, (ii) Stryve will conduct a reorganization pursuant to which Stryve Foods Holdings LLC (“Stryve Holdings”) will become a holding company for Stryve, the former owners of Stryve will become the owners of Stryve Holdings, and Stryve will retain all of its business, assets and liabilities, and become a wholly-owned subsidiary of Stryve Holdings, (iii) Stryve Holdings will contribute to Andina Holdings LLC, the Company’s subsidiary (“Andina Holdings”), the equity interests of Stryve, in exchange for newly issued non-voting membership interests of Andina Holdings and the Company’s voting (but non-economic) common stock, and (iv) the Company will contribute all of the Company’s cash and cash equivalents to Andina Holdings, after payment of Company shareholders that elect to have their shares redeemed or converted in connection with the consummation of the Merger, in exchange for newly issued voting membership interests of Andina Holdings, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. Simultaneously with the execution of the Business Combination Agreement, the Company and Stryve entered into subscription agreements with investors for an aggregate of $42,500,000 at a price of $10.00 per share in a private placement in the Company (the “Closing PIPE Investment”), to be consummated simultaneously with the Closing of the Business Combination. Additionally, simultaneously with the execution of the Business Combination Agreement, the Company and Stryve entered into subscription agreements with the holders (the “Bridge Investors”) of $10,600,000 in unsecured promissory notes of Stryve (the “Bridge Notes”) where the obligations of Stryve under the Bridge Notes will be used to offset and satisfy the obligations of the Bridge Investors and the Bridge Investors will be issued shares of Class A Common Stock at a price of $8.00 per share (the “Bridge PIPE Investment” and, together with the Closing PIPE Investment, the “PIPE Investment”). Consummation of the PIPE Investment is conditioned on the concurrent Closing of the Business Combination (and other customary closing conditions).

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $77,204 in its operating bank accounts, $13,542,749 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $1,387,460. As of March 31, 2021, approximately $322,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 18, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were substantially held in money market fund (Select Treasury Institutional Funds), which primarily invest in short term U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet.

Historically, the Company’s Private Warrants and Public Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on the Company’s application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). Some of the views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. After discussion and evaluation, including with the Company’s accounting advisor and the Company’s audit committee, and taking into consideration the SEC Staff Statement, management has concluded that the Company’s Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the Private Placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2021	2020
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$18	$400,472
Unrealized gain on marketable securities held in Trust Account	—	56,368
Net Income allocable to ordinary shares subject to possible redemption	$18	$456,840
Denominator: Weighted Average ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	767,189	10,344,550
Basic and diluted net income per redeemable ordinary share	$0.00	$0.04

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net Income (loss)	$(1,472,407)	$333,179
Net Income allocable to ordinary shares stock subject to possible redemption	(18)	(456,840)
Non-Redeemable Net Loss	$(1,472,425)	$(123,661)
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding	3,650,004	3,550,450
Basic and diluted net loss per Non-Redeemable ordinary share	$(0.40)	$(0.03)

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,800,000 Units at a purchase price of $10.00 per Unit, which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share of the Company, one right (the “Public Right”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 1 and Note 7).

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Note 5 — Related Party Transactions

As of March 31, 2021 directors and officers have reimbursable expenses of $45,529.

Note 6 — Commitments

Business Combination Marketing Agreement

The Company engaged the joint book-running managers in the Initial Public Offering as advisors in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the joint book-running managers aggregate cash fees for such services upon the consummation of a Business Combination in an amount equal to $3,240,000 (exclusive of any applicable finders’ fees which might become payable). If a proposed Business Combination is not consummated for any reason during the 18-month period from the closing of the Initial Public Offering or as currently extended through July 31, 2021, no fee will be due or payable to the advisors. In the case of a Business Combination with Stryve, the fees have been reduced by 50%.

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

Related to the business combination with Stryve, the Company entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents and a capital markets advisory fee.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Extension

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

On January 27, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for a Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

Business Combination Agreement

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

Subject to and upon the terms and conditions of the Business Combination Agreement, Stryve Holdings will contribute to Andina Holdings all of the issued and outstanding equity interests of Stryve (the “Seller Contribution”) and Andina Holdings shall issue to Stryve Holdings a number of newly issued Andina Holdings Class B Units (the “Seller Consideration Units”) equal in value to (the “Seller Consideration”) (i) One Hundred and Thirty Million U.S. Dollars ($130,000,000), minus (ii) the amount, if any, by which the target consolidated net working capital amount of $553,635 exceeds the consolidated net working capital of Stryve (but not less than zero), plus (iii) the amount, if any, by which the consolidated net working capital of Stryve exceeds the target consolidated net working capital amount of $553,635 (but not less than zero), minus (iv) the amount of indebtedness of Stryve at the closing (excluding certain capitalized leases and any obligations under the Bridge Notes or other convertible debt of Stryve Holdings that is converted into equity in connection with the closing), minus (v) the amount of any Stryve transaction expenses, with each Andina Holdings Class B Unit valued for such purposes at a price of $10.00 per Unit. Additionally, the Company will issue to the Seller a number of shares of newly issued shares of the Company’s Class V Common Stock equal to the number of Seller Consideration Units.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 7 — Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,793,764 and 3,650,004 ordinary shares issued and outstanding, excluding 623,332 and 767,392 ordinary shares subject to possible redemption, respectively.

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

MARCH 31, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 30, 2020
Assets:
Marketable securities held in Trust Account	1	$13,542,749	13,545,503
Liabilities:
Warrant Liability – Private Warrants	3	770,250

Marketable securities held in Trust Account

As of March 31, 2021 and December 31, 2020, investment in the Trust Account consisted of $13,542,749 and $13,545,503, respectively in a money market fund with the fair value approximate to the carrying cost.

Private Warrants

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

At the time of the IPO, in January 31, 2019, the Private Warrants liability had a fair value $0.41 per Private Warrant, or an aggregate amount of $161,950. The Private Warrants liability as of January 31, 2019 was concluded to be non-material, as well as in other previous periods reported. The impact of the Private Warrant Liability since the IPO will be reported in the current period as of March 31, 2021.

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows at March 31, 2021:

Input	March 31, 2021
Risk-free interest rate	0.87%
Dividend yield	0.00%
Selected volatility	25.2%
Exercise price	$11.50
Market Stock Price	$10.27

On March 31, 2021, the Private Placement Warrants were determined to be $1.95 per warrant for an aggregate value of $770,250.

The following table presents the changes in the fair value of warrant liabilities for the period:

Private

Fair value as of March 31, 2021	$770,250

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corp. III, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

On January 28, 2021, we entered into a definitive business combination agreement (the “Business Combination Agreement”), pursuant to which, subject to the terms and conditions set forth therein, (i) we will re-domesticate as a Delaware corporation, (ii) Stryve Foods, LLC (“Stryve”) will conduct a reorganization pursuant to which Stryve Foods Holdings LLC (“Stryve Holdings”) will become a holding company for Stryve, the former owners of Stryve will become the owners of Stryve Holdings, and Stryve will retain all of its business, assets and liabilities, and become a wholly-owned subsidiary of Stryve Holdings, (iii) Stryve Holdings will contribute to Andina Holdings LLC, our subsidiary (“Andina Holdings”), the equity interests of Stryve, in exchange for newly issued non-voting membership interests of Andina Holdings and our voting (but non-economic) common stock, and (iv) we will contribute all of our cash and cash equivalents to Andina Holdings, after payment of our shareholders that elect to have their shares redeemed or converted in connection with the consummation of the Merger, in exchange for newly issued voting membership interests of Andina Holdings, all upon the terms and subject to the conditions set forth in the Business Combination Agreement. Simultaneously with the execution of the Business Combination Agreement, the Company and Stryve entered into subscription agreements with investors for an aggregate of $42,500,000 at a price of $10.00 per share in a private placement in the Company (the “Closing PIPE Investment”), to be consummated simultaneously with the Closing of the Business Combination. Additionally, simultaneously with the execution of the Business Combination Agreement, the Company and Stryve entered into subscription agreements with the holders (the “Bridge Investors”) of $10,600,000 in unsecured promissory notes of Stryve (the “Bridge Notes”) where the obligations of Stryve under the Bridge Notes will be used to offset and satisfy the obligations of the Bridge Investors and the Bridge Investors will be issued shares of Class A Common Stock at a price of $8.00 per share (the “Bridge PIPE Investment” and, together with the Closing PIPE Investment, the “PIPE Investment”). Consummation of the PIPE Investment is conditioned on the concurrent Closing of the Business Combination (and other customary closing conditions).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1,472,407, which consists of interest income on marketable securities held in the Trust Account of $319, offset by operating costs of $702,476 and a change in the fair value of warrant liabilities of $770,250.

For the three months ended March 31, 2020, we had a net income of $333,179, which consists operating costs of $144,337, offset by of interest income on marketable securities held in the Trust Account of $418,597, and an unrealized gain on marketable securities held in our Trust Account of $58,919.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $13,542,749, which was held within a Treasury Institutional Fund. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2021, cash used in operating activities was $120,988. Net loss of $1,472,407 was impacted by interest earned on marketable securities held in the Trust Account of $319, a change in the fair value of warrant liabilities of $770,250 and changes in operating assets and liabilities, which provided $581,488 of cash for operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $194,242. Net income of $333,179 was offset by interest earned on marketable securities held in the Trust Account of $418,598, an unrealized gain on marketable securities held in our Trust Account of $58,919, and changes in operating assets and liabilities, which used $49,905 of cash for operating activities.

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

Related to the business combination with Stryve, we entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents and a capital markets advisory fee.

As of March 31, 2021, we had cash of $77,204 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than as described below.

We entered into an agreement to pay the joint book-running managers in our Initial Public Offering as advisors in connection with a Business Combination to assist us in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We will pay the joint book-running managers aggregate cash fees for such services upon the consummation of a Business Combination in an amount equal to $3,240,000 (exclusive of any applicable finders’ fees which might become payable). In the case of a Business Combination with Stryve, the fees have been reduced by 50%.

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

Related to the business combination with Stryve, we entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents and a capital markets advisory fee.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net loss per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet.

Historically, our Private Warrants and Public Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). Some of the views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. After discussion and evaluation, including with our accounting advisor our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, management has concluded that our Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants initially was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The change in accounting for the Private Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments. The change in accounting for the Private Warrants does not materially impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our future financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment and determined to classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly as a result of factors which are outside of our control. We expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and those amounts could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description

2.1+	Business Combination Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Andina Holdings LLC, B. Luke Weil in the capacity as the Purchaser Representative, Stryve Foods, LLC, Stryve Foods Holdings, LLC, and R. Alex Hawkins in the capacity as the Seller Representative.(1)

10.1	Lock-Up Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, B. Luke Weil in the capacity as the Purchaser Representative and Stryve Foods Holdings, LLC.(1)

10.2	Registration Rights Agreement, dated as of January 28, 2021, by and between Andina Acquisition Corp. III and Stryve Foods Holdings, LLC.(1)

10.3	Form of Non-Competition and Non-Solicitation Agreement, dated as of January 28, 2021, by the equity holder of Stryve Foods, LLC party thereto in favor of Andina Acquisition Corp. III, Stryve Foods, LLC and their respective affiliates.(1)

10.4	Form of Insider Forfeiture Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Stryve Foods Holdings, LLC and the shareholder of Andina Acquisition Corp. III party thereto.(1)

10.5	Amendment to Share Escrow Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Continental Stock Transfer & Trust Company, a New York corporation, as escrow agent, and the shareholders of Andina Acquisition Corp. III party thereto.(1)

10.6	Form of Subscription Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Stryve Foods, LLC and the investor named therein.(1)

10.7	Form of Registration Rights Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III and the investors named therein.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Andina agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 3, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA ACQUISITION CORP. III

Date: May 21, 2021	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

