Form 10-Q/A
period 2021-03-31
Andina Acquisition Corp. III
filed 2021-05-25
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

ANDINA ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

EXPLANATORY NOTE

This Amendment No. 1 (this “Report”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Andina Acquisition Corp. III (the “Company,” “we” or similar terminology) for the fiscal quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2021 (the “Original Report”).

Subsequent to the Company’s filing of the Original Report, the Company became aware that the application of guidance associated with the accounting of private investment in public equity transactions that are the subject of the Subscription Agreements entered into by the Company and Stryve Foods, LLC (“Stryve”) with certain investors on January 28, 2021 (the “PIPE Investment”) in connection with the Company’s proposed business combination with Stryve, as previously disclosed in, among other reports, the Company’s Current Report on Form 8-K filed on February 3, 2021, may require the Company’s ordinary shares to be reclassified between temporary and permanent equity.

Prior to filing this Report, following consideration of such guidance and in consultation with our Audit Committee, we concluded that the interim condensed financial statements as of March 31, 2021 and for the three month period ended March 31, 2021 (the “Interim Financial Statements”) included in the Original Report should no longer be relied upon and should be restated and the Company’s ordinary shares should be reclassified between temporary and permanent equity, with resulting changes to the Company’s additional paid-capital, accumulated deficit and basic and diluted loss per share as reflected in the Interim Financial Statements. On May 24, 2021, the Audit Committee authorized management to restate the Interim Financial Statements.

We are filing this Report to include an additional Risk Factor under Part II, Item 1A, a revised Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Part I, Item 2, revised disclosure regarding the Company’s Controls and Procedures in Part I, Item 4, and to incorporate the restatement of the Interim Financial Statements in the Financial Statements included in Part I, Item 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part II, Item 1A, Risk Factors, of the Original Report is hereby amended to add additional risk factors, and Part I, Item 1, Financial Statements, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Part I, Item 4, Controls and Procedures of the Original Report are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Report under Item 15 of Part IV hereof.

This Report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report. This Report does not reflect events occurring after the filing of the Original Report, and, except as described above, does not modify or update any other disclosures in the Original Report.

ANDINA ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$77,204	$198,192
Prepaid expenses	43,500	-
Total Current Assets	120,704	198,192

Marketable securities held in Trust Account	13,542,749	13,545,503
TOTAL ASSETS	$13,663,453	$13,743,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,508,164	$883,176
Total Current Liabilities	1,508,164	883,176

Warrant Liability	770,250	-
Total Liabilities	$2,278,414	$883,176

Commitments and Contingencies (Note 7)	-	-

Ordinary shares subject to possible redemption, 1,322,096 and 767,392 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	13,542,749	7,860,513

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,095,000 and 3,650,004 shares issued and outstanding (excluding 1,322,096 and 767,392 shares subject to possible redemption) at March 31, 2021 and December 31, 2020 respectively	310	365
Additional paid-in capital	—	3,849,880
(Accumulated Deficit) Retained earnings	(2,158,020)	1,149,761
Total Shareholders’ Equity	(2,157,710)	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,663,453	$13,743,695

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating costs	$702,476	$144,337
Loss from operations	(702,476)	(144,337)

Other income:
Interest income	319	418,597
Unrealized (loss) gain on marketable securities held in Trust Account	-	58,919
Change in fair value of warrant liability	(770,250)
Other income, net	(769,931)	477,516

Net income (loss)	$(1,472,407)	$333,179

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	1,143,358	10,344,550

Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00	$0.04

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,273,835	3,550,450

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.45)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	3,650,004	$365	$3,849,880	$1,149,761	$5,000,006

Change in value of ordinary shares subject to possible redemption	(555,004)	(55)	(3,849,880)	(1,835,374)	(5,685,309)

Net Loss	—	—	—	(1,472,407)	(1,472,407)
Balance – March 31, 2021	3,095,000	$310	$—	$(2,158,020)	$(2,157,710)

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Additional Paid	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

Change in value of ordinary shares subject to possible redemption	12,125	1	(333,180)	—	(333,179)

Net income	—	—	—	333,179	333,179
Balance – March 31, 2020	3,562,575	$356	$2,993,023	$2,066,629	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net (loss) income	$(1,472,407)	$333,179
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(319)	(418,597)
Unrealized gain on marketable securities held in Trust Account	—	(58,919)
Change in fair value of warrant liability	770,250
Changes in operating assets and liabilities:
Prepaid expenses	(43,500)	(62,633)
Accounts payable and accrued expenses	624,988	12,728
Net cash used in operating activities	(120,988)	(194,242)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for redemption of ordinary shares	3,073	—
Net cash provided by investing activities	3,073	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	3,073
Net cash used in financing activities	(3,073)	—

Net Change in Cash	(120,988)	(194,242)
Cash – Beginning	198,192	352,524
Cash – Ending	$77,204	$158,282

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	(5,682,236)	333,179

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

All activity through March 31, 2021 related to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the Company’s search for an initial business combination, specifically, activities in connection with the announced and subsequently terminated proposed acquisition of EMMAC Life Sciences Limited, (“EMMAC”) (which activities ceased in November 2020) and activities in connection with the proposed acquisition of Stryve Foods LLC (“Stryve”), as described below.

Initial Public Offering

The registration statement for the Initial Public Offering (the “IPO”) was declared effective on January 24, 2019 pursuant to Section 8(a) of the Securities Act of 1933, as amended. On January 31, 2019, the Company consummated the Initial Public Offering of 10,800,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units, at $10.00 per Unit, generating gross proceeds of $108,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 395,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement (the “Private Placement”) to certain shareholders, or their affiliates (collectively, the “Initial Shareholders”) and the underwriters, generating gross proceeds of $3,950,000, which is described in Note 5.

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

The Initial Shareholders have agreed (i) to vote their insider shares, Private Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of any proposed Business Combination and (ii) not to convert any shares (including the insider shares) in connection with a shareholder vote to approve, or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination.

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

Note 2 – Restatement of Interim Financial Statements

Due to a misapplication of the accounting treatment related to its ordinary shares subject to redemption, non-redeemable ordinary shares and additional paid-in capital for maintaining minimum net tangible assets of at least $5 million following any ordinary share redemption, the Company’s previously issued interim condensed financial statements for the quarterly period ended March 31, 2021 should no longer be relied upon. As such, the Company is restating its unaudited interim condensed financial statements as of and for three months ended March 31, 2021 included in this Report.

Impact of the Restatement

The impact of the restatement on the Condensed Statement balance sheet as of March 31, 2021 included in this Report is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended March 31, 2021 (unaudited)

Ordinary shares subject to redemption:
Number of shares outstanding	623,332	698,764	1,322,096
Amount	$6,385,035	$7,157,714	$13,542,749
Ordinary shares excluding shares subject to possible redemption	3,793,764	(698,764)	3,095,000
Number of shares outstanding
Common stock value	$(380)	$70	$(310)
Additional paid-in capital	$(5,322,270)	$5,322,270	$-
Accumulated deficit	$322,646	$1,835,374	$2,158,020

The impact of the restatement on the Condensed Statement of operations for the three months ended March 31, 2021 included in this filing is presented below.

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	767,189	376,169	1,143,358
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,650,004	(376,169)	3,273,835
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.40)	$(0.05)	$(0.45)

The impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	(1,475,478)	7,157,714	5,682,236

Note 3 — Significant Accounting Policies

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

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2021	2020
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$319	$400,472
Unrealized gain on marketable securities held in Trust Account	—	56,368
Net Income allocable to ordinary shares subject to possible redemption	$319	$456,840
Denominator: Weighted Average ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	1,143,358	10,344,550
Basic and diluted net income per redeemable ordinary share	$0.00	$0.04

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net Income (loss)	$(1,472,407)	$333,179
Net Income allocable to ordinary shares stock subject to possible redemption	(319)	(456,840)
Non-Redeemable Net Loss	$(1,472,726)	$(123,661)
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding	3,273,835	3,550,450
Basic and diluted net loss per Non-Redeemable ordinary share	$(0.45)	$(0.03)

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

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,800,000 Units at a purchase price of $10.00 per Unit, which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share of the Company, one right (the “Public Right”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 1 and Note 8).

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

Note 5 — Private Units

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

Note 6 — Related Party Transactions

As of March 31, 2021 directors and officers have reimbursable expenses of $45,529.

Note 7 — Commitments

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

ANDINA ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 8 — Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,095,000 and 3,650,004 ordinary shares issued and outstanding, excluding 1,322,096 and 767,392 ordinary shares subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

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

Note 10 — Subsequent Events

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

For the three months ended March 31, 2021, we had a net loss of $1,472,407, which consists operating costs of $702,476 and change in the fair value of warrants liabilities of $770,250, offset by interest income on marketable securities held in the Trust Account of $319.

For the three months ended March 31, 2020, we had a net income of $333,179, which consists of interest income on marketable securities held in the Trust Account of $418,597, and an unrealized gain on marketable securities held in the Trust Account of $58,919. This income is offset by our operating costs of $144,337.

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

For the three months ended March 31, 2021, cash flow from investing and financing activities was $3,073, withdrawn from Trust Account for redemption of ordinary shares. For Non-cash investing and financing activities, the change in value of shares subject to redemption was $5,682,236.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of ordinary shares subject to possible redemption outstanding for the period. Net loss per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report.

Based on their initial evaluation, the Executives concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective. Subsequently, in connection with the restatements discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, the Executives reevaluted the Company’s disclosure controls and procedures as of March 31, 2021. During their reevaluation, the Executives identified a material weakness in internal control over financial reporting that resulted in reclassifying the Company’s ordinary shares as temporary and permanent equity in its previously issued financial statements. On May 24, 2021, our Audit Committee authorized management to restate the Company’s interim condensed financial statements as of and for the three months ended March 31, 2021, as discussed in more detail in Note 2 of the accompanying condensed financial statements (the “Restatement Footnote”). Solely as a result of this material weakness, the Executives have revised their earlier assessment and now concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Remediation Plan

To remediate the material weakness surrounding the Company’s classification of its ordinary shares as temporary and permanent equity, the Company has reviewed these internal controls and enhanced the supervisory review of accounting procedures in this financial reporting area. All necessary revisions are properly reflected in the Restatement Footnote to the financial statements included herein.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on February 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We identified a material weakness in our internal control over financial reporting affecting our interim financial statements for the three month period ended March 31, 2021. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we identified a material weakness in our internal control over financial reporting related to the classification of our ordinary shares between temporary and permanent equity in connection with to guidance related to the accounting treatment for the PIPE Investment which is the subject of the subscription agreements we entered into as of January 28, 2021, in connection with the proposed Business Combination with Stryve. On May 24, 2021, our Audit Committee authorized management to restate our Interim Financial Statements for the first fiscal quarter of this year and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our ordinary shares between temporary and permanent equity constituted a material weakness as of March 31, 2020. This material weakness resulted in a material misstatement of our additional paid-capital, accumulated deficit and basic and diluted loss per share for the three-month period ended March 31, 2021.

We have implemented a remediation plan, described under Part I, Item 4, Evaluation of Disclosure Controls and Procedures, to remediate the material weakness surrounding our historical presentation of our ordinary shares subject to redemption, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

ANDINA ACQUISITION CORP. III

Date: May 25, 2021	By:	/s/ Julio Torres
	Name:	Julio Torres
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Mauricio Orellana
	Name:	Mauricio Orellana
	Title:	Chief Financial Officer
(Principal Financial Officer)

