Form 10-Q
period 2021-06-30
STRYVE FOODS, INC.
filed 2021-08-16
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-38785

STRYVE FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1760117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5801 Tennyson Parkway, Suite 275

Plano, TX 75024

(Address of principal executive offices)

(972) 987-5130

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SNAX	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SNAXW	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, 9,017,321 shares of Class A Common Stock, par value $0.0001 per share, were issued and outstanding.

STRYVE FOODS, INC.

(f/k/a ANDINA ACQUISITION CORP. III)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

EXPLANATORY NOTE

On July 20, 2021 (the “Closing”), subsequent to the fiscal quarter ended June 30, 2020, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Andina Acquisition Corp. III (“Andina”), consummated the previously announced business combination with Stryve Foods, LLC, a Texas limited liability company, pursuant to a Business Combination Agreement dated January 28, 2021 (the “Business Combination Agreement”), by and among Andina, Andina Holdings LLC, a Delaware limited liability company (“Holdings”) and wholly-owned subsidiary of Andina, B. Luke Weil, in the capacity from and after the Closing as the representative for the shareholders of Andina (other than the Seller), Stryve, Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” In connection with the Closing of the Business Combination, Andina changed its name to “Stryve Foods, Inc.”

Unless stated otherwise, this Report contains information about Andina before the Business Combination for a period prior to the Closing of the Business Combination. As a result, references in this Report to “we,” “us,” “our,” “Andina,” or the “Company” refer to the Andina prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

STRYVE FOODS, INC.

(f/k/a ANDINA ACQUISITION CORP. III)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$59,163	$198,192
Prepaid expenses and other current assets	29,000	—
Total Current Assets	88,163	198,192

Marketable securities held in Trust Account	13,543,086	13,545,503
TOTAL ASSETS	$13,631,249	$13,743,695

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,167,337	$883,176
Total Current Liabilities	2,167,337	883,176

Warrant Liability	869,000	—
Total Liabilities	$3,036,337	$883,176

Commitments and Contingencies (Note 6)	-	-

Ordinary shares subject to possible redemption, 1,322,096 and 767,392 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	13,543,086	7,860,513

Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 100,000,000 shares authorized; 3,095,000 and 3,650,004 shares issued and outstanding (excluding 1,322,096 and 767,392 shares subject to possible redemption) at June 30, 2021 and December 31, 2020 respectively	310	365
Additional paid-in capital	—	3,849,880
(Accumulated Deficit) Retained earnings	(2,948,484)	1,149,761
Total Shareholders’ (Deficit) Equity	(2,948,174)	5,000,006
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$13,631,249	$13,743,695

The accompanying notes are an integral part of these condensed financial statements.

STRYVE FOODS, INC.

(f/k/a ANDINA ACQUISITION CORP. III)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Formation and operating costs	$691,715	$834,124	$1,394,191	$978,461
Loss from operations	(691,715)	(834,124)	(1,394,191)	(978,461)

Other income (expense):
Interest earned on marketable securities held in Trust Account	338	111,658	657	530,255
Unrealized (loss) gain on marketable securities held in Trust Account	—	(58,537)	—	382
Change in fair value of warrant liabilities	(98,750)	—	(869,000)	—
Other (expense) income, net	(98,412)	53,121	(868,343)	530,637

Net loss	$(790,127)	$(781,003)	$(2,262,534)	$(447,824)

Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	1,322,096	10,332,435	1,046,175	10,338,488

Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00	$0.00	$0.00	$0.05

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,095,000	3,562,575	3,370,969	3,556,513

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.26)	$(0.23)	$(0.67)	$(0.27)

The accompanying notes are an integral part of these condensed financial statements.

STRYVE FOODS, INC.

(f/k/a ANDINA ACQUISITION CORP. III)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	3,650,004	$365	$3,849,880	$1,149,761	$5,000,006

Change in value of ordinary shares subject to possible redemption	(555,004)	(55)	(3,849,880)	(1,835,374)	(5,685,309)

Net Loss	—	—	—	(1,472,407)	(1,472,407)
Balance – March 31, 2021	3,095,000	$310	$—	$(2,158,020)	$(2,157,710)

Change in value of ordinary shares subject to possible redemption	—	—	—	(337)	(337)

Net Loss	—	—	—	(790,127)	(790,127)
Balance – June 30, 2021	3,095,000	$310	$—	$(2,948,484)	$(2,948,174)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Additional Paid	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	3,550,450	$355	$3,266,203	$1,733,450	$5,000,008

Change in value of ordinary shares subject to possible redemption	12,125	1	(333,180)	—	(333,179)

Net income	—	—	—	333,179	333,179
Balance – March 31, 2020	3,562,575	$356	$2,993,023	$2,066,629	$5,000,008

Change in value of ordinary shares subject to possible redemption	71,898	7	780,996	—	781,003

Net Loss	—	—	—	(781,003)	(781,003)
Balance – June 30, 2020	3,634,473	$363	$3,714,019	$1,285,626	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

STRYVE FOODS, INC.

(f/k/a ANDINA ACQUISITION CORP. III)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net (loss)	$(2,262,534)	$(447,824)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(657)	(530,255)
Unrealized (gain) loss on marketable securities held in Trust Account	—	(382)
Change in fair value of warrant liability	869,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,000)	(27,258)
Accounts payable	1,284,162	721,419
Net cash used in operating activities	(139,029)	(284,300)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	—	100,000
Cash withdrawn from Trust Account for redemption of Ordinary Shares	3,073	—
Net cash provided by investing activities	3,073	100,000

Cash Flows from Financing Activities:
Redemption of ordinary shares	(3,073)
Net cash used in financing activities	(3,073)	—

Net Change in Cash	(139,029)	(184,300)
Cash – Beginning	198,192	352,524
Cash – Ending	$59,163	$168,224

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	5,682,573	(447,824)

The accompanying notes are an integral part of these condensed financial statements.

STRYVE FOODS, INC.

(f/k/a ANDINA ACQUISITION CORP. III)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 1 - Organization and Plan of Business Operations

Stryve Foods, Inc. (f/k/a Andina Acquisition Corp. III) (the “Company”) was incorporated in the Cayman Islands on July 29, 2016 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (an “Initial Business Combination”). The Company’s efforts to identify a prospective target business were not limited to a particular industry or geographic region, although the Company initially intended to focus on target businesses in the Americas.

All activity through June 30, 2021 related to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the Company’s search for an Initial Business Combination, specifically, activities in connection with the announced and subsequently terminated proposed acquisition of EMMAC Life Sciences Limited, (“EMMAC”) (which activities ceased in November 2020) and activities in connection with the Business Combination (as defined below) with Stryve Foods LLC (“Stryve”), as described below.

On July 20, 2021 (the “Closing Date”), the Company completed the previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Andina Holdings LLC, a Delaware limited liability company (“Holdings”) and a wholly-owned subsidiary of the Company, B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement as the representative for the shareholders of the Company (other than the Seller) (the “Purchaser Representative”), Stryve, Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller (the “Seller Representative”).

As contemplated by the Business Combination Agreement, on or before the Closing Date, the following occurred: (i) the Seller and Stryve conducted a reorganization via a merger pursuant to which the Seller became a holding company for Stryve, the former owners of Stryve became the owners of the Seller, and the former holders of convertible notes of Stryve became holders of convertible notes of the Seller, and pursuant to which Stryve retained all of its subsidiaries, business, assets and liabilities, and became a wholly-owned subsidiary of the Seller, (ii) the Company was transferred by way of continuation out of the Cayman Islands and domesticated as a corporation in the State of Delaware, (iii) the Seller contributed to Holdings all of the issued and outstanding equity interests of Stryve in exchange for 11,502,355 newly issued non-voting Class B membership interests of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V Common Stock of the Company (subject to a post-Closing working capital true-up), (iv) the Company contributed all of its cash and cash equivalents to Holdings, approximately $37.9 million, after the payment of approximately $7.8 million to the Company’s shareholders that elected to have their Company shares redeemed in connection with the Closing (the “Redemption”) and the payment of approximately $10.4 million of the Company’s expenses and other liabilities due at the Closing, in exchange for newly issued voting Class A membership interests of Holdings and (v) the Company changed its name to “Stryve Foods, Inc.” In addition, the Company’s ordinary shares converted into shares of Class A Common Stock, par value of $0.0001 per share, without any action of the holder. As a result of the Business Combination, the Company is organized in an “Up-C” structure, in which substantially all of the assets of the combined company are held by Holdings, and the Company’s only assets are its equity interests in Holdings.

On July 20, 2021, in connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; and (ii) the Company issued 1,357,372 shares of Class A common stock to the Bridge PIPE Investment satisfied by the offset of $10.9 million of principal and accrued interest under outstanding Bridge Notes issued by Stryve, as part of the Business Combination Agreement.

Except as otherwise expressly provided herein, the information in this report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered hereunder.

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

Following the closing of the Initial Public Offering on January 31, 2019, an amount of $108,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the consummation of an Initial Business Combination, which was the Business Combination with Stryve. The remaining net proceeds (not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Initial Business Combination

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s Initial Business Combination had to be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Initial Business Combination, although this could have entailed simultaneous acquisitions of several target businesses. The Company completed an Initial Business Combination on July 20, 2021, which was the Business Combination with Stryve. The Company sought shareholder approval of the Business Combination, which was obtained, and provided its public shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to certain limitations.

Failure to Consummate an Initial Business Combination

The Company initially had until July 31, 2020 to complete an Initial Business Combination. On July 29, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete an Initial Business Combination from July 31, 2020 to October 31, 2020 (or December 31, 2020 if the Company had executed a definitive agreement for an Initial Business Combination by October 31, 2020). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 4,303,096 ordinary shares. As a result, an aggregate of $44,063,656 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders.

On October 28, 2020, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete an Initial Business Combination from October 31, 2020 to January 31, 2021 (or April 30, 2021 if the Company had executed a definitive agreement for an Initial Business Combination by January 31, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 5,174,508 ordinary shares. As a result, an aggregate of $52,996,135 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders.

On January 27, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete an Initial Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for an Initial Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from the Company’s Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

The Company completed an Initial Business Combination on July 20, 2021, which was the Business Combination with Stryve.

Liquidity and Going Concern

As of June 30, 2021, the Company had $59,163 in its operating bank accounts, $13,543,086 in marketable securities held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its Public Shares in connection therewith. As of June 30, 2021, approximately $322,199 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing an Initial Business Combination, which was the Business Combination with Stryve.

As of June 30, 2021, the Company had working capital deficit of $2,079,174, and it would have needed additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. to meet the Company’s working capital needs. As of June 30, 2021, the Company was not able to provide any assurance that new financing was available to it on commercially acceptable terms, if at all, which raised substantial doubt about the Company’s ability to continue as a going concern through the Extended Date, which was the date the Company is required cease all operations except for the purpose of winding up if it has not completed an Initial Business Combination. The Company completed an Initial Business Combination on July 20, 2021, which was the Business Combination with Stryve, and has raised sufficient capital for its operations.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 18, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in money market fund (Select Treasury Institutional Funds), which primarily invest in short term U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses, if any, recognized through the statement of operations.

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

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the Private Placement to purchase 11,195,000 ordinary shares, and (2) rights sold in the Initial Public Offering and the Private Placement that convert into 1,119,500 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of Net Income (Loss) per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Interest income attributable to redeemable ordinary shares	$260	$50,465	$506	$504,105
Net Income allocable to ordinary shares subject to possible redemption	$260	$50,465	$506	$504,105

Denominator: Weighted Average ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	1,322,096	10,332,435	1,046,175	10,338,488
Basic and diluted net income per redeemable ordinary share	$0.00	$0.00	$0.00	$0.05

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net Loss	$(790,127)	$(781,003)	$(2,262,534)	$(447,824)
Net Income allocable to ordinary shares stock subject to possible redemption	(260)	(50,465)	(506)	(504,105)
Non-Redeemable Net Loss	$(790,387)	$(831,468)	$(2,263,040)	$(951,929)

Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding	3,095,000	3,562,575	3,370,969	3,556,513
Basic and diluted net loss per Non-Redeemable ordinary share	$(0.26)	$(0.23)	$(0.67)	$(0.27)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company may be subject to potential examination by foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company was previously considered an exempted Cayman Islands company and was not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision is zero for all periods presented. As part of the Business Combination completed on July 20, 2021, the Company was domiciled in Delaware.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Note 3 - Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 10,800,000 Units at a purchase price of $10.00 per Unit, which included a partial exercise by the underwriters of their over-allotment option in the amount of 800,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share of the Company, one right (the “Public Right”) and one redeemable warrant (the “Public Warrant”). Each Public Right entitles the holder to receive one-tenth (1/10) of an ordinary share upon consummation of an Initial Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 1 and Note 7).

Note 4 - Private Units

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

The Private Units are identical to the Units sold in the Initial Public Offering except that the Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the initial purchasers or their permitted transferees. Additionally, the purchasers of the Private Units agreed (A) to vote the Private Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-Business Combination activities prior to the consummation of such an Initial Business Combination unless the Company provides public shareholders with the opportunity to convert their Public Shares in connection with any such vote, (C) not to convert any Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Private Shares shall not participate in any liquidating distribution from the Trust Account upon winding up if an Initial Business Combination is not consummated. The purchasers of the Private Units have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to permitted transferees) until the completion of an initial Business Combination.

Note 5 - Related Party Transactions

As of June 30, 2021 directors and officers had reimbursable expenses of $47,741.02.

Note 6 – Commitments

Business Combination Marketing Agreement

The Company engaged the joint book-running managers in the Initial Public Offering as advisors in connection with an Initial Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with an Initial Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay the joint book-running managers aggregate cash fees for such services upon the consummation of an Initial Business Combination in an amount equal to $3.24 million (exclusive of any applicable finders’ fees which might become payable). If a proposed Business Combination was not consummated for any reason during the 18-month period from the closing of the Initial Public Offering or through July 31, 2021, no fee would have been due or payable to the advisors. In the case of the Business Combination with Stryve, the fees for this agreement were reduced by 50% to $1.62 million, which were paid in connection with the Business Combination.

Fee Arrangements

Following the Initial Public Offering, the Company entered into a letter agreement with a member of the Company’s board of directors that provides for a success fee to be paid to such director upon consummation of an Initial Business Combination with a target business introduced to the Company by such director in an amount equal to 0.6% of the total consideration paid by the Company in the transaction, subject to certain minimum and maximum amounts set forth in the agreement. No payment was made under this letter agreement in connection to the Business Combination.

In addition, the Company entered into several letter agreements with unaffiliated third parties that provide for a success fee to be paid to each such third party upon consummation of an Initial Business Combination with a target business introduced to the Company by such third party in amounts ranging from 0.75% to 1.0% of the total consideration paid by the Company in the transaction, subject to certain minimum and maximum amounts set forth in the various agreements. No payment was made under these letters agreements in connection to the Business Combination.

Related to the business combination with Stryve, the Company entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction, with an aggregate success fee of 2% of the transaction value and 6% fee of gross proceeds raised as agents and a capital markets advisory fee. The total amount paid under these engagement letters in connection with the Business Combination with Styve was $5.46 million, including expenses

Registration Rights

Pursuant to a registration rights agreement entered into on January 28, 2019, the holders of the insider shares, as well as the holders of the Private Units (and underlying securities) and any securities issued in payment of working capital loans made to the Company, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on January 28, 2019. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates an Initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. Notwithstanding anything to the contrary, the underwriters (and their designees) may participate in a “piggy-back” registration only during the seven-year period beginning January 28, 2019. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On January 27, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete an Initial Business Combination from January 31, 2021 to April 30, 2021 (or July 31, 2021 if the Company has executed a definitive agreement for an Initial Business Combination by April 30, 2021) (such date or later date, as applicable, the “Extended Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 300 ordinary shares. As a result, an aggregate of $3,073 (or approximately $10.24 per share) was released from the Trust Account to pay such shareholders and 4,417,096 ordinary shares are now issued and outstanding.

Business Combination Agreement

On January 28, 2021, the Company entered into the Business Combination Agreement, which closed on July 20, 2021. See Note 1 for additional information.

Simultaneously with the execution of the Business Combination Agreement, the Company and Stryve entered into subscription agreements with investors for an aggregate of $42,500,000 at a price of $10.00 per share in a private placement in the Company (the “Closing PIPE Investment”), that was consummated simultaneously with the Closing of the Business Combination. Additionally, simultaneously with the execution of the Business Combination Agreement, the Company and Stryve entered into subscription agreements with the holders (the “Bridge Investors”) of $10,600,000 in unsecured promissory notes of Stryve (the “Bridge Notes”) where the obligations of Stryve under the Bridge Notes will be used to offset and satisfy the obligations of the Bridge Investors and the Bridge Investors were issued shares of Class A Common Stock at a price of $8.00 per share (the “Bridge PIPE Investment” and, together with the Closing PIPE Investment, the “PIPE Investment”). The PIPE Investment was completed simultaneously with the Closing of the Business Combination.

Note 7 - Shareholders’ Equity

Ordinary Shares

The Company was previously authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 3,095,000 and 3,650,004 ordinary shares issued and outstanding, excluding 1,322,096 and 767,392 ordinary shares subject to possible redemption, respectively.

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

Rights

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of an Initial Business Combination, even if a holder of such right converted all ordinary shares held by it in connection with an Initial Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an Initial Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering.

The Company completed an Initial Business Combination on July 20, 2021, which was the Business Combination with Stryve. Each holder of a right received one-tenth (1/10) of one ordinary share upon consummation of the Business Combination with Styvve, even if a holder of such right converted all ordinary shares held by it. No fractional shares were issued upon exchange of the rights.

Warrants

The Public Warrants became exercisable upon the completion of the Business Combination with Stryve. However, except as set forth below, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within 90 days from the consummation of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The warrants will expire five years from the consummation of an Initial Business Combination.

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants were transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$13,543,086	13,545,503
Liabilities:
Warrant Liability - Private Warrants	3	869,000

Marketable securities held in Trust Account

As of June 30, 2021 and December 31, 2020, investment in the Trust Account consisted of $13,543,086 and $13,545,503, respectively in a money market fund with the fair value approximate to the carrying cost.

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

At the time of the IPO, in January 31, 2019, the Private Warrants liability had a fair value $0.41 per Private Warrant, or an aggregate amount of $161,950. The Private Warrants liability as of January 31, 2019 was concluded to be non-material, as well as in other previous periods reported. The impact of the Private Warrant Liability since the IPO was reported in the period as of March 31, 2021.

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows at June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	0.77%
Dividend yield	0.00%
Selected volatility	18.9%
Exercise price	$11.50
Market Stock Price	$10.31

On June 30, 2021, the Private Placement Warrants were determined to be $2.20 per warrant for an aggregate value of $869,000.

The following table presents the changes in the fair value of warrant liabilities for the period:

Private

Fair value as of June 30, 2021	$869,000

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

As described in Note 1, the Company completed the Business Combination on July 20, 2021. In connection with the closing of the Business Combination, the Company paid $10.4 million of the Company’s expenses and other liabilities due at the Closing Date and paid $7.8 million to redeeming stockholders, resulting in approximately $37.9 million in net proceeds.

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

Unless stated otherwise, this report contains information about Andina Acquisition Corp. III before the Business Combination for a period prior to the Closing of the Business Combination. As a result, references in this Report to “we,” “us,” “our,” “Andina,” or the “Company” refer to the Andina Acquisition Corp. III prior to the closing of the Business Combination, unless the context requires otherwise.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Recent Developments

On July 20, 2021 (the “Closing Date”), Andina completed the previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) by and among Andina, Andina Holdings LLC, a Delaware limited liability company (“Holdings”) and a wholly-owned subsidiary of Andina, B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement as the representative for the shareholders of Andina (other than the Seller) (the “Purchaser Representative”), Stryve Foods, LLC, a Texas limited liability company (“Stryve”), Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller (the “Seller Representative”).

As contemplated by the Business Combination Agreement, on or before the Closing Date, the following occurred: (i) the Seller and Stryve conducted a reorganization via a merger pursuant to which the Seller became a holding company for Stryve, the former owners of Stryve became the owners of the Seller, and the former holders of convertible notes of Stryve became holders of convertible notes of the Seller, and pursuant to which Stryve retained all of its subsidiaries, business, assets and liabilities, and became a wholly-owned subsidiary of the Seller, (ii) the Company was transferred by way of continuation out of the Cayman Islands and domesticated as a corporation in the State of Delaware, (iii) the Seller contributed to Holdings all of the issued and outstanding equity interests of Stryve in exchange for 11,502,355 newly issued non-voting Class B membership interests of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V Common Stock of the Company (subject to a post-Closing working capital true-up), (iv) the Company contributed all of its cash and cash equivalents to Holdings, approximately$37.9 million, after the payment of approximately $7.8 million to the Company’s shareholders that elected to have their Andina Company shares redeemed in connection with the Closing (the “Redemption”) and the payment of approximately $10.4 million of the Company’s expenses and other liabilities due at the Closing, in exchange for newly issued voting Class A membership interests of Holdings and (v) the Company issued $10.9 million of Class A common stock, satisfied by the offset of principal and accrued interest under outstanding Bridge Notes issued by Stryve pursuant to the Bridge PIPE Investment, as part of the Business Combination; and (vi) the Company changed its name to “Stryve Foods, Inc.” In addition, the Company’s ordinary shares converted into shares of Class A Common Stock, par value of $0.0001 per share, without any action of the holder. As a result of the Business Combination, the Company is organized in an “Up-C” structure, in which substantially all of the assets of the combined company are held by Holdings, and the Company’s only assets are its equity interests in Holdings.

PIPE Financing

On July 20, 2021, in connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; and (ii) the Company issued 1,357,372 shares of Class A common stock to the Bridge PIPE Investment satisfied by the offset of $10.9 million of principal and accrued interest under outstanding Bridge Notes issued by Stryve, as part of the Business Combination Agreement.

Except as otherwise expressly provided herein, the information in this report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered hereunder.

Overview

We are a former blank check company formed on July 29, 2016 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more target businesses. As described above, on July 20, 2021, we effectuate our initial Business Combination.

Results of Operations

Prior to the completion of the Business Combination, we neither engaged in any operations nor generated any revenues. Our only activities through the closing of the Business Combination were organizational activities and those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an Initial Business Combination. Although we did not generate operating revenue prior to completion of the Business Combination, we have generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We also incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As a result of the closing of the Business Combination, our business has substantially changed and is now that of Stryve.

For the three months ended June 30, 2021, we had a net loss of $790,127, which consists of formation and operating costs of $691,715 and change in fair value of warrant liabilities of $98,750, offset by interest income on marketable securities held in the Trust Account of $338.

For the six months ended June 30, 2021, we had a net loss of $2,262,534, which consists of formation and operating costs of $1,394,191 and change in fair value of warrant liabilities of $869,000, offset by interest income on marketable securities held in the Trust Account of $657.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $13,543,086, which was held within a Treasury Institutional Fund. Interest income on the balance in the Trust Account may be used by us to pay taxes.

As of June 30, 2021, we had cash of $59,163 held outside of the Trust Account. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

For the six months ended June 30, 2021, cash used in operating activities was $139,029. Net loss of $2,262,534 was impacted by interest earned on marketable securities held in the Trust Account of $656, a change in the fair value of warrant liabilities of $869,000 and changes in operating assets and liabilities, which provided $1,255,161 of cash for operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $284,300. Net loss of $447,824 was impacted by interest earned on marketable securities held in the Trust Account of $530,255, an unrealized gain on marketable securities held in our Trust Account of $382 and changes in operating assets and liabilities, which provided $694,161 of cash for operating activities.

We used substantially all of the funds held in the Trust Account to complete the Business Combination. Funds held in the Trust Account were also used to fund the redemption of 756,896 ordinary shares.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than as described below.

We entered into an agreement to pay the joint book-running managers in our Initial Public Offering as advisors in connection with an Initial Business Combination to assist us in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with an Initial Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. We agreed pay the joint book-running managers aggregate cash fees for such services upon the consummation of an Initial Business Combination in an amount equal to $3.24 million (exclusive of any applicable finders’ fees which might become payable). In the case of the Business Combination with Stryve, the fees were reduced by 50% to $1.62 million.

We entered into a letter agreement with a member of our board of directors that provides for a success fee to be paid to such director upon consummation of an Initial Business Combination with a target business introduced to us by such director in an amount equal to 0.6% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the agreement. No payment was made under this letter agreement in connection to the Business Combination.

In addition, we entered into several letter agreements with unaffiliated third parties that provide for a success fee to be paid to each such third party upon consummation of an Initial Business Combination with a target business introduced to us by such third party in amounts ranging from 0.75% to 1.0% of the total consideration paid by us in the transaction, subject to certain minimum and maximum amounts set forth in the various agreements. No payment was made under these letter agreements in connection to the Business Combination.

Related to the Business Combination with Stryve, we entered into engagement letters with Cowen and Craig-Hallum, to be financial advisors and placement agent to the transaction. The total amount paid in connection with the Business Combination with Styve was $5.46 million, including expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believed there was no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its co-chief executive officers and its principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report.

Based on this evaluation, our Executives have concluded that the Company’s disclosure controls and procedures, as of June 30, 2021 were not effective solely due to the previously identified material weakness in internal control over financial reporting as of March 31, 2021, that resulted in reclassifying the Company’s ordinary shares as temporary and permanent equity in its previously issued financial statements. On May 24, 2021, the Company’s Audit Committee authorized management to restate the Company’s interim condensed financial statements as of and for the three months ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, the Company believes that the unaudited condensed financial statements contained in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Remediation Plan

To remediate the material weakness surrounding the Company’s classification of its ordinary shares as temporary and permanent equity, the Company reviewed these internal controls and continues to enhance the supervisory review of accounting procedures in this financial reporting area.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

As a result of the closing of the Business Combination on July 20, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the definitive proxy statement/prospectus filed on June 28, 2021 with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
31.1.1*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1.2*	Certification of Co-Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Co-Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC. (f/k/a ANDINA ACQUISITION CORP. III)

Date: August 16, 2021	By:	/s/ Joe Oblas
	Name:	Joe Oblas
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Jaxie Alt
	Name:	Jaxie Alt
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial and Operating Officer
(Principal Financial Officer)

