Form 10-Q
period 2021-09-30
STRYVE FOODS, INC.
filed 2021-11-19
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

At November 15, 2021, 8,741,255 shares of the registrant’s Class A common stock, $0.0001 par value, and 11,502,355 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalent	$13,389,570	$591,634
Accounts receivable, net	4,496,715	679,061
Inventory, net	5,514,530	3,373,033
Prepaid media spend	650,000	249,000
Prepaid expenses and other current assets	2,788,263	529,230
Total current assets	26,839,078	5,421,958

Property and equipment, net	6,668,675	6,845,132
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,664,942	4,962,834
Prepaid media spend, net of current portion	268,295	498,662
Other assets	34,800	58,545
TOTAL ASSETS	$46,925,790	$26,237,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,482,170	$3,839,384
Accrued expenses	687,934	1,710,384
Line of credit	3,500,000	3,500,000
Current portion of long-term debt	3,445,495	22,649,995
Total current liabilities	11,115,599	31,699,763

Long-term debt, net of current portion	154,335	3,874,235
Financing obligation - related party operating lease	7,500,000	—
Warrant liability	167,875	—
TOTAL LIABILITIES	18,937,809	35,573,998

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 8,217,321 shares issued and outstanding	822	—
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 11,502,355 shares issued and outstanding	1,150	1,015
Additional paid-in-capital	100,140,208	42,783,367
Accumulated deficit	(72,154,199)	(52,121,249)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	27,987,981	(9,336,867)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$46,925,790	$26,237,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2021	2020	2021	2020
SALES, net	$9,061,770	$4,428,231	$23,247,568	$13,013,199

COST OF GOODS SOLD	5,807,925	2,832,857	13,734,845	8,352,871

GROSS MARGIN	3,253,845	1,595,374	9,512,723	4,660,328

OPERATING EXPENSES
Selling expenses	5,826,748	2,789,791	17,873,162	8,018,023
Operations expense	1,234,001	735,491	3,264,087	1,709,070
Salaries and wages	2,272,336	1,220,975	5,275,646	4,617,458
Non-cash compensation expense (Note 11)	1,700,869	—	1,700,869	—
Depreciation and amortization expense	402,290	315,000	1,193,846	962,296
(Gain) Loss on disposal of fixed assets	(13,250)	12,723	(21,828)	13,047
Total operating expenses	11,422,994	5,073,980	29,285,782	15,319,894

OPERATING LOSS	(8,169,149)	(3,478,606)	(19,773,059)	(10,659,566)

OTHER (EXPENSE) INCOME
Interest expense	(757,811)	(882,258)	(2,715,068)	(2,384,375)
PPP loan forgiveness	—	—	1,669,552	—
Change in fair value of Private Warrants	213,300	—	213,300	—
Other income	2,577	—	572,325	—
Total other (expense) income	(541,934)	(882,258)	(259,891)	(2,384,375)

NET LOSS BEFORE INCOME TAXES	(8,711,083)	(4,360,864)	(20,032,950)	(13,043,941)
Provision for income taxes	—	—	—	—

NET LOSS	$(8,711,083)	$(4,360,864)	$(20,032,950)	$(13,043,941)
Loss per common share:
Basic and diluted	$(0.47)	$(0.54)	$(1.59)	$(1.63)

Weighted average shares outstanding:
Basic and diluted	18,559,390	8,089,907	12,580,569	8,006,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock Class A		Common Stock Class B/V		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total
BALANCE, JANUARY 1, 2021			10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)

Repurchase of member shares			(12,598)	(1)	(99,949)	—	(99,950)

Net loss						(5,761,150)	(5,761,150)

BALANCE, MARCH 31, 2021	-	-	10,139,422	1,014	42,683,419	(57,882,399)	(15,197,967)

Net loss						(5,560,717)	(5,560,717)

BALANCE, JUNE 30, 2021	-	-	10,139,422	1,014	42,683,419	(63,443,116)	(20,758,684)

Conversion of Convertible Notes & interest to Class V common stock			1,362,933	136	10,822,138		10,822,274

Recapitalization							-
Recapitalization with Andina	3,409,949	341			11,571,705		11,572,046
PIPE raise	5,607,372	561			35,062,867		35,063,428

Pre-Funded Warrant	(800,000)	(80)			80		-

Net loss						(8,711,083)	(8,711,083)

BALANCE, SEPTEMBER 30, 2021	8,217,321	$822	11,502,355	$1,150	$100,140,208	$(72,154,199)	$27,987,981

Condensed Statement of Changes in Stockholders' Equity (Deficit)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)

	Common Stock Class B/V		Additional	Retained
	Shares	Amount	Paid-in-Capital	Earnings	Total

BALANCE, JANUARY 1, 2020	8,370,647	$837	$28,759,163	$(34,574,478)	$(5,814,478)

Net loss				(4,227,745)	$(4,227,745)

BALANCE, MARCH 31, 2020	8,370,647	837	28,759,163	(38,802,223)	(10,042,223)

Net loss				(4,455,333)	$(4,455,333)

BALANCE, JUNE 30, 2020	8,370,647	837	28,759,163	(43,257,556)	(14,497,556)

Members' contributions	271,167	27	1,876,300		$1,876,327

Net loss				(4,360,864)	(4,360,864)

BALANCE, SEPTEMBER 30, 2020	8,641,814	$864	$30,635,463	$(47,618,420)	$(16,982,093)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,032,950)	$(13,043,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	1,009,192	962,296
(Gain) Loss on disposal of fixed assets	-	13,047
Amortization of intangible assets	184,655	—
Amortization of debt issuance costs	546,262	146,077
Interest income on members loan receivable	(27,124)	—
Bad debt expense	513,661	—
Gain on debt extinguishment	(545,200)	—
Forgiveness on paycheck protection program loan	(1,669,552)	—
Change in fair value of Private Warrants	(213,300)	—
Forgiveness of Notes Receivable	1,700,869	—
Changes in operating assets and liabilities:
Accounts receivable	(4,331,314)	219,683
Inventory	(2,141,497)	(1,622,495)
Prepaid media spend	(170,633)	(501,693)
Prepaid expenses and other current assets	(2,236,168)	500,276
Accounts payable	(357,214)	854,609
Accrued liabilities	146,773	1,176,453
Net cash used in operating activities	(27,623,540)	(11,295,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(897,837)	(945,274)
Cash received for sale of equipment	65,102	54,692
Net cash used in investing activities	(832,735)	(890,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	—	1,876,327
Repurchase of member shares	(99,950)	—
Investment from Andina	36,135,517	—
Repayments on long-term debt	(4,230,928)	(979,770)
Borrowings on related party debt	9,294,000	200,000
Repayments on related party debt	(7,889,681)	(565,000)
Borrowings on short-term debt	19,694,548	7,450,000
Repayments on short-term debt	(11,142,130)	(43,083)
Issuance of convertible debt	—	2,795,000
Debt issuance costs	(507,166)	(273,810)
Borrowings on paycheck protection program loan	—	1,669,552

Net cash provided by financing activities	41,254,210	12,129,216

Net change in cash and cash equivalents	12,797,936	(57,054)
Cash and cash equivalents at beginning of period	591,634	57,054
Cash and cash equivalents at end of period	$13,389,570	$—

SUPPLEMENTAL INFORMATION:
Cash paid for interest	2,847,898	1,842,418

NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash retirement of Bridge Notes	$10,856,964	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 - Organization and Description of Business

Stryve Foods, Inc. (f/k/a Andina Acquisition Corp. III) (“Stryve” or the “Company”) is an emerging healthy snacking company which manufactures, markets and sells highly differentiated healthy snacking products. The Company offers convenient snacks that are lower in sugar and carbohydrates and higher in protein than other snacks. The Company is headquartered in Plano, Texas, with manufacturing operations in Madill, Oklahoma.

On July 20, 2021 (the “Closing Date”), the Company completed a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Andina Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Holdings”), B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) as the representative for the shareholders of the Company (other than the Seller), Stryve Foods, LLC, a Texas limited liability company, Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller. Notwithstanding the legal form of the Business Combination, pursuant to the Business Combination Agreement, the Business Combination has been accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under this method of accounting, Stryve Foods, LLC is treated as the acquirer and the Company is treated as the acquired company for financial statement reporting purposes.

In connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; (ii) the Company issued 1,357,372 shares of Class A common stock, satisfied by the offset of $10.9 million of principal and accrued interest under outstanding unsecured promissory notes (the "Bridge Notes") issued by Stryve Foods, LLC to certain investors in a private placement on the closing date of the Business Combination, and (iii) 11,502,355 newly issued non-voting Class B common units of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V common stock of the Company (subject to a post-Closing working capital true-up). In addition, the Company's ordinary shares outstanding prior to the Closing were converted into 3,409,949 shares of Class A common stock of the Company without any action of the holders. The Seller will distribute the Seller Consideration Units to its members in accordance with its limited liability company agreement.

Prior to July 20, 2021, Stryve Foods, LLC was a “pass-through” (limited liability company) entity for income tax purposes and had no material income tax accounting reflected in its financial statements for financial reporting purposes since taxable income and deductions were “passed through” to its members. Following the consummation of the Business Combination, the combined company is organized in an “Up-C” structure and is now a taxable C corporation in which the business of Stryve Foods, LLC and its subsidiaries is held by Holdings, which is a subsidiary of the Company. By virtue of the Up-C structure, the Company's only direct assets consist of its equity interests in Holdings, an entity of which the Company maintains 100% voting control. As the member of Holdings with voting control, the Company has full, exclusive and complete discretion to manage and control the business of Stryve Foods, LLC and to take all actions it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of Stryve Foods, LLC and, accordingly, the financial statements are prepared on a consolidated basis. The financial statements of the Company now account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income taxes. Stryve Foods, LLC has four wholly owned subsidiaries, Biltong Acquisition Company LLC, Braaitime LLC, Protein Brothers, LLC, and Kalahari Snacks, LLC.

The consolidated financial statements are under the name of the Company, the legal parent, but represent Stryve Foods, LLC, the legal subsidiary (accounting acquirer) with an adjustment to retrospectively adjust the legal capital to reflect the legal capital as earnings per share (“EPS”). EPS is calculated using the equity structure of the Company, including the equity interests issued to the Seller in the Business Combination. Prior to the Business Combination, EPS is based on Stryve Foods, LLC’s net income and weighted average common shares outstanding on an as exchanged basis that were received in the Business Combination. Subsequent to the Business Combination, EPS is based on the actual number of common shares on an as exchanged basis of the Company outstanding during that period. For any periods prior to the Closing, basic and diluted net income/loss per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the number of Seller Consideration Units (adjusted as necessary to reflect the capital activity of Stryve Foods, LLC prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing, all on an as exchanged basis.

Note 2 - Liquidity

The Company incurred net losses of approximately $20.0 million (including non-cash charges of $1.5 million) and $13.0 million, during the nine months ended September 30, 2021 and 2020, respectively. Cash used in operating activities was approximately $27.7 million and $11.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company has historically funded its operations through financing activities, including raising equity and debt capital. Additionally, on the date of the Closing, the Company raised net proceeds of $37 million (excluding offering costs incurred during the three months ended September 30, 2021) pursuant to the Business Combination.

The Company's operating plans are primarily focused on expanding its distribution base and increasing awareness of its products and brands while improving and expanding its manufacturing and distribution capabilities. Debt financing may require the Company to pledge assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness; and may contain other terms that are not favorable to the Company or its stockholders.

While Stryve has materially improved its liquidity position through the Business Combination by repaying $10.6 million of debt, the unpredictable nature of the current COVID-19 pandemic may put the current manufacturing facility at risk, as it may relate to the supply chain and the welfare of the Company’s labor.

The uncertainty of current market conditions could also adversely impact capital markets, with the risk of significant contraction occurring. This risk still is apparent and constantly considered by management, as it relates to external capital availability.

Aside from the current COVID-19 impact on customer population, market condition and operational challenges, management tracks other potential risk not necessarily associated with the pandemic. One example is the overall ability of the United States Department of Agriculture (USDA) to materially restrict and/or shut down operations through regulatory oversight. Another is a potential natural disaster or inclement weather at the Oklahoma facility which could serve to disrupt production. Finally, the Company’s leadership is intrinsically tied to the growth, strategic direction and overall delivery of the Company’s product. Should anything occur to leadership, this could be seen as a significant gap and a possible adverse event by external investors in the Company.

Based on the Company's cash balance of approximately $13.4 million as of September 30, 2021, its expected cash flows, increased in-house orders, new doors of distribution across all brands and an increase in e-commerce traffic, the Company believes that its available cash will fund its operations for at least the next 12 months from issuance date of these financials and management has greater latitude over expenses with its improved cash position.

Note 3 - Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Form S-4 filed by the Company with the SEC (File No. 333-254927), as amended. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgements and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts and customer allowances, useful lives for depreciation and amortization, standard costs of inventory, provisions for inventory obsolescence, and impairments of goodwill and long-lived assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgements and estimates could change, which may result in future impairments of assets among other effects.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. The percentage provided for was increased from 8% to 11% during the current quarter based upon the level of deductions year to date. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts and returns and deductions totaled $976,073 and $1,603,069, respectively. Total bad debt expense for the three and nine months ended September 30, 2021 was $250,772 and $513,661, respectively. Total bad debt expense for the three and nine months ended September 30, 2020 was $516,611 and $521,964, respectively.

Concentration of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company continuously evaluates the credit worthiness of its customers’ financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

For the three and nine months ended September 30, 2021 and 2020, customer and vendor concentrations in excess of 10% consolidated sales and purchases are as follows:

		For the Three Months		For the Nine Months
		Ended September, 30		Ended September, 30
		2021	2020	2021	2020
Customer:
	Customer A	11%	23%	12%	29%
	Customer B	-	13%	10%	14%
Vendor:
	Vendor A	N/A	N/A	N/A	23%

As of September 30, 2021 the following customers and vendors represented more than 10% of accounts receivable and accounts payable balances:

		Accounts	Accounts
		Receivable	Payable
Customer:
	Customer A	15%
	Customer B	13%
	Customer C	11%
	Customer D	11%
Vendor:
	Vendor A		15%

Revenue Recognition Policy

The Company manufactures and markets a broad range of protein snack products through multiple distribution channels. The products are offered through branded and private label items. The Company accounts for revenue from contracts with customers, which comprises substantially all of its revenue, through the following steps:

(1)
Identification of the contract with a customer
(2)
Identification of the performance obligations in the contract
(3)
Determination of the transaction price
(4)
Allocation of the transaction price to the performance obligations in the contract
(5)
Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s revenue derived from the sale of branded and private label products is considered variable consideration that is based on a fixed per item charge applied to a variable quantity of product. Generally, this variable consideration is recognized at the point in time when the customer obtains control of the product, which may occur upon either shipment or delivery of the product. The Company also maintains consignment arrangements whereby revenue is recognized upon sale of the product to the end customer. The payment terms of the Company’s contracts are generally net thirty to thirty-five days, although early pay discounts are offered to customers.

The Company regularly experiences customer deductions from amounts invoiced due to product returns, product shortages, and delivery nonperformance penalty fees. This variable consideration is estimated using the expected value approach based on the Company’s historical experience, and it is recognized as a reduction to the transaction price in the same period that the related product sale is recognized. In years prior to 2021, customer deduction amounts were insignificant.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Revenue is recognized when the Company satisfies its performance obligations under the contract by transferring the promised product to its customer.

The Company’s contracts generally do not include any material significant financing components.

Performance Obligations

The Company has elected the following practical expedients provided for in Topic 606, Revenue from Contracts with Customers:

(1)
The Company has excluded from its transaction price all sales and similar taxes collected from its customers.
(2)
The Company has elected to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
(3)
The Company has elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
(4)
The portfolio approach has been elected by the Company as it expects any effects would not be materially different in application at the portfolio level compared with the application at an individual contract level.
(5)
The Company has elected not to disclose information about its remaining performance obligations for any contract that has an original expected duration of one year or less.

Neither the type of good sold nor the location of sale significantly impacts the nature, amount, timing, or uncertainty of revenue and cash flows.

Disaggregation of Net Sales

The following table shows the net sales of the Company disaggregated by channel for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
(In thousands)	2021	2020	2021	2020
e-Commerce	$2,791	$1,860	$8,593	$4,315
Wholesale	5,355	1,795	9,935	5,103
Private label	916	773	4,720	3,595
Ending balance	$9,062	$4,428	$23,248	$13,013

Inventory

Inventories consist of raw materials, work in process, and finished goods, are stated at lower of cost or net realizable value determined using the standard cost method. The Company reviews the value of items in inventory and provides write-downs and write-offs of inventory for obsolete, damaged, or expired inventory. Write-downs and write-offs are included in cost of goods sold.

Prepaid Media Spend

As of September 30, 2021 and December 31, 2020, the Company sold products to an independent full-service corporate trade company in exchange for future services. The Company has the right to utilize this asset as a credit against future media buying that this trade company performs for the Company. The Company can utilize the credit at any time over five years but estimates they will use a total of $650,000 within the next year.

Advertising Costs

In accordance with ASC 720-35, Advertising Costs, advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expenses for the nine months ended September 30, 2021 and 2020 were $10,646,991 and $4,606,340 respectively. Advertising and marketing expenses for the three months ended September 30, 2021 and 2020 were $4,614,032 and $1,132,695 respectively and are included in selling expenses in the accompanying statements of operations.

Intangible Assets

On December 11, 2020, the Company’s wholly-owned subsidiary, Kalahari Snacks, LLC, entered into an asset purchase agreement with Kalahari Brands, Inc. consisting principally of its brands and marks, to acquire certain assets and liabilities of Kalahari Brands for a purchase price of $5,867,344. In terms of the asset purchase agreement, a post-closing working capital adjustment was applied to the purchase price. The adjustment of $113,237 was applied against the Kalahari Seller Note (See Note 8 - Debt).

The brand name is accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other”, and amortized on a straight-line basis over 20 years and reviewed annually for impairment. As of September 30, 2021, there was no impairment of the intangible asset.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Accordingly, the Company classifies the private warrants issued to Andina's original stockholders (the "Private Warrants") as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, the Pre-Funded Warrants are included in the calculation of basic earnings per share as the Pre-Funded Warrants can be exercised for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss. For any periods prior to the Closing, basic and diluted net income/loss per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the Seller Consideration Units (adjusted as necessary to reflect the capital activity of the Company prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing all on an as exchanged basis. As of September 30, 2020, there were no dilutive securities. As of September 30, 2021, there were 10,997,500 dilutive common stock equivalents consisting of warrants which were anti-dilutive.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. On a proforma basis, had the Company been a corporation for all periods presented, as a result of the recurring losses, any proforma benefit for the utilization of these net operating losses would have been offset by such valuation allowances.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”) with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of September 30, 2021, there have been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company and, accordingly, no TRA liabilities currently exist.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, a line of credit, and vehicle notes payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement date of these instruments. The line of credit and vehicle notes payable have fixed interest rates the Company believes reflect current market rates for notes of this nature. The Company believes the current carrying value of long-term debt approximates its fair value because the terms are comparable to similar lending arrangements in the marketplace.

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

Recent Accounting Standards

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. In November of 2020, the FASB proposed a delay and the effective date was deferred until fiscal years beginning after December 15, 2022. The Company is evaluating the effect of adopting ASU 2016-02.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The standard includes multiple key provisions, including removal of certain exceptions to ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of this new standard did not have an impact to our disclosures.

In October 2020, the FASB issued ASU No. 2020-10 “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The standard was effective for the Company in the first quarter of 2021. Adoption of this new standard did not have an impact to our disclosures.

Note 4 - Inventory

As of September 30, 2021 and December 31, 2020, inventory consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Raw materials	$1,942,674	$1,068,259
Work in process	1,212,711	190,610
Finished goods	2,359,145	2,114,164
Total Inventory	$5,514,530	$3,373,033

As of September 30, 2021 and December 31, 2020, the reserve for slow moving and obsolete inventory was $232,951 and $444,485, respectively.

Note 5 - Property & Equipment

As of September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020

Plant and equipment	$6,145,822	$5,507,377
Furniture and fixtures	38,751	35,421
Leasehold improvements	2,022,745	1,922,332
Website	111,002	111,002
Land	242,333	242,333
Building	1,399,200	1,399,200
Total cost	9,959,853	9,217,665
Less accumulated depreciation	(3,291,178)	(2,372,533)
Property and equipment, net	$6,668,675	$6,845,132

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1,009,192 and $962,296 respectively. Depreciation expense for the three months ended September 30, 2021 and 2020, was $341,707 and $315,000 respectively.

Note 6 – Intangible Asset

As of September 30, 2021 and December 31, 2020, intangible assets had a balance of $4,664,942 and $4,962,834 respectively. As of September 30, 2021, management estimated that the remaining useful life of the Company's intangible asset was approximately 19 years.

The estimated future amortization of intangibles subject to amortization at September 30, 2021 was as follows:

5 Year Schedule

2021 (for the remainder of)	$60,584
2022	242,480
2023	242,480
2024	242,480
2025	242,480
Thereafter	3,634,438

Total remaining amortization	$4,664,942

Amortization expense for the nine months ended September 30, 2021 and 2020, was $184,654 and $0 respectively. Amortization expense for the three months ended September 30, 2021 and 2020, was $60,584 and $0 respectively.

Note 7 - Line of Credit

The balance on the Company's existing line of credit (the "Line of Credit") was $3,500,000 as of September 30, 2021 and December 31, 2020. The Line of Credit is secured by all assets of the Company and is guaranteed by certain directors of the Company. The Line of Credit is subject to certain covenants, including requirements for debt service coverage ratio, tangible net worth ratio, and liquidity requirements, as outlined in the agreement. Effective November 1, 2021, the maturity date was extended to November 30, 2021, and the waiver for debt covenants was extended to November 30, 2021. The Company is in currently in discussions to refinance the Line of Credit with certain lenders.

Note 8 - Debt

As of September 30, 2021 and December 31, 2020, debt consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
Long-term debt	$294,933	$5,677,505
Short-term debt	3,304,897	7,745,843
Related party notes payable	-	3,001,366
Convertible Notes, net of subscriptions to members	-	8,254,390
Payroll protection loan	-	1,669,552
Other notes payable	-	212,066
Line of credit	3,500,000	3,500,000
Total notes payable	7,099,830	30,060,722
Less: current portion	(3,445,495)	(22,649,995)
Less: line of credit	(3,500,000)	(3,500,000)
Notes payable, net of current portion	154,335	3,910,727
Deferred financing fees	-	(36,492)
Total notes payable, net	$154,335	$3,874,235

Long-Term Debt

Outstanding as of September 30, 2021

Unless otherwise stated, collateralized loans are secured by the net book value of the assets of the Company, totaling $46,925,790 as of September 30, 2021.

On December 3, 2018, the Company entered into a business loan agreement with First United Bank and Trust Co. (“Loan Agreement”), for a principal balance of $89,001. The Loan Agreement calls for monthly principal and interest payments of $1,664, at an interest rate of 4.49% per annum, and matures on December 15, 2023. The principal amount due on the Loan Agreement was $42,650 as of September 30, 2021. The Loan Agreement is secured by the vehicles acquired with the loan having a carrying value which approximates the outstanding loan balance.

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021 through maturity on June 1, 2023. As of September 30, 2021, the balance on this loan was $178,294.

Retired during the nine months ended September 30, 2021

On January 24, 2018, the Company entered into a promissory note agreement with Origin Bank (“Security Agreement”) for the principal amount of $1,000,000. The balance as of December 31, 2020 was $156,866, which was repaid in full.

On February 9, 2018, the Company entered into a promissory note agreement with Origin Bank (“Security Agreement 2”) for the principal amount of $1,000,000. The balance as of December 31, 2020 was $156,510, which was repaid in full.

On June 29, 2018, the Company entered into a promissory note agreement with Origin Bank (“Mortgage”) for the principal amount of $1,240,000. The balance as of December 31, 2020 was $1,160,547, which was satisfied in full with the sale-leaseback of the Madill property.

On January 14, 2020, the Company entered into a promissory note agreement with an individual investor, (“Promissory Note”) for a principal balance of $250,000. The balance as of December 31, 2020 was $250,000, which was repaid in full.

On January 16, 2020, the Company entered into a loan and security agreement (“Lender Agreement”) with Montgomery Capital Partners III, LP, (the “Lender”) for a principal balance up to $2,000,000. The balance as of December 31, 2020 was $1,888,318, which was repaid in full.

Short-Term Debt

Outstanding as of September 30, 2021

Effective November 1, 2021, the maturity date on all notes outstanding with Origin Bank were extended to November 30, 2021 under similar terms, and the waiver for debt covenants was extended to November 30, 2021. The Company is in active discussions to refinance all outstanding notes held with Origin Bank with certain lenders.

On August 17, 2018, the Company entered into a promissory note agreement with Origin Bank (“CapEx”) with a limit on borrowings of $2,240,000. As of September 30, 2021 and December 31, 2020, the principal amount due on the CapEx was $1,304,896 and $1,521,874, respectively.

On June 23, 2020, the Company entered into a promissory note agreement with Origin Bank (“Security Agreement 3”) for the principal amount of $2,000,000. The Security Agreement 3 calls for interest only payments beginning August 5, 2020 through September 5, 2020, at an interest rate of 5% per annum, with the entire balance maturing on October 5, 2020. The maturity date has been extended to November 30, 2021. The Security Agreement 3 is secured by the assets of the Company and guaranteed by certain directors of the Company. As of September 30, 2021, the principal amount due on Security Agreement 3 was $2,000,000.

Retired during the ninth months ended September 30, 2021

On July 15, 2019, the Company entered into a note payable agreement (“VM Agreement”) with Van Maren Financial (USA), Inc. for the principal amount of $2,000,000, which was increased to $3,250,000 effective December 15, 2019. This loan was repaid in full.

On April 6, 2020, the Company entered into a secondary loan and security agreement (“Lender Agreement 2”) with Montgomery Capital Partners III, LP, with a schedule of lenders, for a principal balance of $2,700,000, which was repaid in full.

On December 11, 2020, the Company entered into a note payable agreement (“Kalahari Seller Note”) as a result of the transaction to acquire certain assets of Kalahari Brands, Inc., in the principal sum of $3,245,843, which was repaid in full.

On March 25, 2021, the Company entered into a note payable agreement (“VM Agreement #2”) with Van Maren Financial (USA), Inc. for the principal amount of $4,610,000, which was repaid in full.

On May 24, 2021, the Company entered into a note payable agreement (“CVI Agreement”) with CVI Investments, Inc. for the principal amount of $2,300,000, which was repaid in full.

On June 30, 2021, the Company entered into a note payable agreement (“ICBT Agreement”) with ICBT Holdings, Ltd. for the principal amount of up to $1,666,667 of which $833,333 of principal was drawn, which was repaid in full.

On June 30, 2021, the Company entered into a note payable agreement (“MCA #4 Agreement”) with Montgomery Capital Partners IV, LP. for the principal amount of up to $2,900,000, which was repaid in full.

Related Party Notes Payable

On January 13, 2021, the Company entered into a note payable agreement with a principal balance of $1,600,000 (the “Member Note Payable”) with a member of the Company. The Member Note Payable bears interest at 6% per annum. Principal and accrued interest of the Member Note Payable was exchanged for participation in the Bridge Notes on January 28, 2021. The Company then entered into an additional Bridge Note with the same member with a principal balance of $190,000 on January 28, 2021. The Bridge Notes were satisfied in full by the Company in exchange for Class A common stock upon the consummation of the Business Combination on July 20, 2021.

Effective January 28, 2021, the VM Agreement was amended to extend the maturity date to June 30, 2021, and the Company subsequently paid off all outstanding principal and accrued interest on February 2, 2021.

Effective March 25, 2021, the Company entered into VM Agreement #2 totaling $4,610,000, at 12% interest per annum and a maturity date of September 30, 2021. As of June 30, 2021, $4,610,000 of this amount had been drawn from the lender. This loan was repaid in full on July 20, 2021.

Interest expense on related party notes payable totaled $34,926 and $202,112 for the three and nine months ended September 30, 2021, respectively. Interest expense on related party notes payable totaled $271,599 and $808,893 for the three and nine months ended September 30, 2020, respectively.

Convertible Notes

From August 19, 2019 through December 2, 2019, the Company entered into multiple convertible note agreements (the “2019 Convertible Notes”) totaling $5,414,390. The 2019 Convertible Notes were to mature 24 months after issuance, and bore interest at a rate of 6% per annum and were payable upon maturity. Upon a triggering event or maturity, the 2019 Convertible Notes were to convert into preferred units based upon the calculations defined in the 2019 Convertible Note agreements. The 2019 Convertible Notes were subordinate in right of payment to all current and future indebtedness of the Company.

From January 1, 2020, through July 1, 2020, the Company entered into multiple convertible note agreements (the “2020 Convertible Notes”) with various lenders totaling $2,840,000. The 2020 Convertible Notes were to mature 24 months after issuance, and bore interest at a rate of 6% per annum and were payable upon maturity. Upon a triggering event or maturity, the 2020 Convertible Notes were to convert into preferred units based upon the calculations defined in the 2020 Convertible Note agreements. The 2020 Convertible Notes were subordinate in right of payment to all current and future indebtedness of the Company.

The terms of the 2020 Convertible Notes and 2019 Convertible Notes (collectively the “Convertible Notes”) were substantively the same. In the presentation of the financial statements, the Convertible Notes are shown net of subscriptions due from certain members and officers of the Company totaling $1,650,000 of principal. Pursuant to the Closing of the Business Combination, the Convertible Notes were amended by Seller (as successor by merger to Stryve Foods, LLC) and a majority of the noteholders of the Convertible Notes to allow for a conversion into the Series 3 preferred units of Seller.

Effective January 28, 2021, the Company entered into several note agreements that could be satisfied in full by the Company in exchange for Class A common stock upon the consummation of the Business Combination (the “Bridge Notes”) totaling $10,600,000, at 6% interest and maturity dates of October 31, 2021. Upon the Closing of the Business Combination, the Company issued $10.9 million of Class A common stock satisfying, by offset, the full principal and interest accrued under the Bridge Notes.

Other Notes Payable

The Company holds various financing and lease agreements with original principal balances ranging from $20,000 through $50,000 for the six months ended September 30, 2021. The vehicle financing agreements call for monthly principal and interest payments ranging from $368 through $585 and bear interest at fixed rates ranging from 3.89% through 6.81% per annum. Outstanding principal and accrued interest are due at maturity, ranging from October 12, 2022 through September 13, 2024. The principal amount due on the agreements was $111,804 as of September 30, 2021. The financing agreements are secured by vehicles with a net book value of $77,390 as of September 30, 2021.

The Other Notes Payable, Related Party Notes Payable, and Seller Notes are subordinated to the Line of Credit.

Future minimum principal payments on the notes payable are as of September 30, 2021:

2021 (for the remainder of)	$5,769,293
2022	602,806
2023	574,788
2024	145,146
2025	7,796

$7,099,829

Note 9 - Shareholders’ Equity

The Company’s Amended and Restated Certificate of Incorporation (“Charter”) authorizes the issuance of 610,000,000 shares, of which 400,000,000 shares are Class A common stock, par value $0.0001 per share, 200,000,000 shares of Class V common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Warrants

The Company has outstanding 10,997,500 warrants outstanding of which 10,800,000 are public warrants and 197,500 are Private Warrants. Each warrant represents the right to purchase an equal number of shares of the Company’s Class A common stock. Each redeemable warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50, subject to adjustment on or after July 20, 2021. The warrants expire on July 20, 2026.

The Company may call the public warrants for redemption (but not the Private Warrants), in whole and not in part, at a price of $.01 per Public Warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each public warrant holder,

●

if, and only if, the reported last sale price of shares of Class A common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to public warrant holders, and

●

if, and only if, there is a current registration statement in effect with respect to shares of Class A common stock underlying such public warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption.

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by our initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of November 11, 2021, there were 197,500 Private Warrants outstanding.

Pre-Funded Warrants

On September 15, 2021, the Company entered into a Share Repurchase Agreement with various entities (collectively, the “Investors”) whereby the Company repurchased an aggregate of 800,000 shares of Class A common stock (the “Repurchase Shares”) from the Investors. The purchase price for the Repurchase Shares was the issuance of an aggregate of 800,000 pre-funded warrants to acquire an equal number of shares of Class A common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants do not expire and are exercisable at any time after their original issuance.

The Pre-Funded Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates that report together as a group under the beneficial ownership rules, would beneficially own, after such exercise more than 9.99% of Stryve’s issued and outstanding Class A common stock. In the event of a fundamental transaction, as described in the Pre-Funded Warrants, the holders of the Pre-Funded Warrants will be entitled to receive upon exercise of the Pre-Funded Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the Pre-Funded Warrants.

Stryve Foods, Inc. 2021 Omnibus Incentive Plan (the “Incentive Plan”)

The Incentive Plan allows the Company to grant stock options, restricted stock unit awards and other awards at levels determined appropriate by its board of directors and/or compensation committee. The Incentive Plan also allows the Company to use a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of its stockholders. The Incentive Plan is administered by the Company’s board of directors or its compensation committee, or any other committee or subcommittee or one or more of its officers to whom authority has been delegated (collectively, the “Administrator”). The Administrator has the authority to interpret the Incentive Plan and award agreements entered into with respect to the Incentive Plan; to make, change and rescind rules and regulations relating to the Incentive Plan; to make changes to, or reconcile any inconsistency in, the Incentive Plan or any award agreement covering an award; and to take any other actions needed to administer the Incentive Plan.

The Incentive Plan permits the Administrator to grant stock options, stock appreciation rights (“SARs”), performance shares, performance units, shares of Class A common stock, restricted stock, restricted stock units (“RSUs”), cash incentive awards, dividend equivalent units, or any other type of award permitted under the Incentive Plan. The Administrator may grant any type of award to any participant it selects, but only employees of the Company or its subsidiaries may receive grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code. Awards may be granted alone or in addition to, in tandem with, or (subject to the repricing prohibition described below) in substitution for any other award (or any other award granted under another plan of the Company or any affiliate, including the plan of an acquired entity).

The Company has reserved a total of 2,564,960 shares of Class A common stock for issuance pursuant to the Incentive Plan. The number of shares reserved for issuance under the Incentive Plan will be reduced on the date of the grant of any award by the maximum number of shares, if any, with respect to which such award is granted. However, an award that may be settled solely in cash will not deplete the Incentive Plan’s share reserve at the time the award is granted. If (a) an award expires, is canceled, or terminates without issuance of shares or is settled in cash, (b) the Administrator determines that the shares granted under an award will not be issuable because the conditions for issuance will not be satisfied, (c) shares are forfeited under an award, (d) shares are issued under any award and the Company reacquires them pursuant to its reserved rights upon the issuance of the shares, (e) shares are tendered or withheld in payment of the exercise price of an option or as a result of the net settlement of outstanding stock appreciation rights or (f) shares are tendered or withheld to satisfy federal, state or local tax withholding obligations, then those shares are added back to the reserve and may again be used for new awards under the Incentive Plan. However, shares added back to the reserve pursuant to clauses (d), (e) or (f) in the preceding sentence may not be issued pursuant to incentive stock options.

As of September 30, 2021, all 2,564,960 shares of Class A common stock were available for issuance under the Incentive Plan. See Note 13 – Subsequent Events.

Note 10 - Fair Value Measurements

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant liability - Private Warrants	3	$167,875	$-

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

The Private Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows at September 30, 2021:

Input	July 20, 2021	September 30, 2021
Risk-free interest rate	0.7%	1.0%
Dividend yield	0.0%	0.0%
Selected volatility	31.5%	42.5%
Exercise price	$11.50	$11.50
Market stock price	$9.20	$5.35

On September 30, 2021, the Private Warrants were determined to have a fair value of $0.85 per warrant for an aggregate fair value of $167,875.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of July 20, 2021	$381,175
Change in fair value	(213,300)
Fair value as of September 30, 2021	$167,875

Note 11 - Related Party Transactions

Loan Agreements. In addition to the related party notes payable outlined in Note 8, the Company entered into agreements with certain members and officers of the Company, including Convertible Notes, in the aggregate principal amount of $1,650,000 ("Related Party Convertible Notes") and offsetting note receivable agreements in the aggregate principal amount of $1,650,000. The note receivables of $1,650,000 and the accrued interest of $50,869 were forgiven in connection with the Business Combination on July 20, 2021. The forgiveness of these note receivables resulted in non-cash compensation expense of $1,700,869 in the three-month period ending September 30, 2021. The Related Party Convertible Notes were converted into Series 3 units of the Seller on the same terms as the Convertible Notes.

Interest expense on the Related Party Convertible Notes totaled $6,904 and $58,972 for the three and nine months ended September 30, 2021, respectively. Interest expense on the Related Party Convertible Notes totaled $123,814 and $327,281 for the three and nine months ended September 30, 2020, respectively.

Sale and Leaseback. On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (“Buyer”), an entity controlled by a member of the Company’s board of directors, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction”) of the Company’s manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”) for a total purchase price of $7,500 thousand.

In connection with the consummation of the Sale and Leaseback Transaction, the Company entered into a lease agreement (the “Lease Agreement”) with Buyer pursuant to which the Company leased back the Real Property from Buyer for an initial term of twelve (12) years unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, the Company’s financial obligations include base rent of approximately $60,000 per month, which rent will increase on an annual basis at two percent (2%) over the initial term and two-and-a-half percent (2.5%) during any extension term. The Company is also responsible for all monthly expenses related to the leased facility, including insurance premiums, taxes and other expenses, such as utilities. Under the Lease Agreement, the Company has three (3) options to extend the term of the lease by five (5) years for each such option and a one-time right and option to purchase the Real Property at a price that escalates over time and, if Buyer decides to sell the Real Property, the Company has a right of first refusal to purchase the Real Property on the same terms offered to any third party.

Management determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 840-40 and ASC 320-20 to account for the transactions. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500 thousand) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $179,993 during the three months ended September 30, 2021.

Other. During the three months ended September 30, 2021, the Company purchased approximately $117,643 in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The Company did not purchase goods from the Related Party Manufacturer in periods prior to the three months ended September 30, 2021.

Note 12 - Commitments and Contingencies

Litigation

The Company may be a party to routine claims brought against it in the ordinary course of business. After consulting with legal counsel, the Company does not believe that the outcome of any such pending or threatened litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable. A former employee asserted that the Company owed in excess of $1 million in unpaid commissions, unreimbursed expenses, and disputed the value of their class B profits interest that Stryve Foods, LLC repurchased upon his resignation from the business. All disputes with the former employee have been resolved pursuant to a confidential settlement without any admission of wrongdoing by either party.

Registration Rights Agreements

The Company is a party to various registration rights agreements with certain stockholders where it may be required to register securities for such stockholders in certain circumstances.

Operating Leases

The Company holds various lease agreements for office and warehouse spaces for the three months ended September 30, 2021. As of September 30, 2021, the Company only held leases in Texas and Massachusetts.

Rent expense under the leases was $56,434 for the three months ended September 30, 2021. Rent expense includes month-to-month rental payments for facilities preceding the commencement of the lease agreement.

Future minimum payments required under the lease agreements as of September 30, 2021 follow:

2021 (for the remainder of)	$83,827
2022	236,439
2023	242,830
2024	249,278
2025	116,309
Thereafter	29,604

$958,287

Note 13 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

During October 2021, the compensation committee of the board of directors of the Company granted an aggregate of 23,934 restricted shares of Class A common stock to the Company’s non-employee directors from the Incentive Plan, subject to vesting. In addition, on October 11, 2021, the compensation committee of the board of directors of the Company granted an aggregate of 500,000 shares of restricted shares of Class A common stock of the Company from the Incentive Plan to Joe Oblas, Jaxie Alt and Alex Hawkins pursuant to their employment agreements, subject to vesting (the "Executive Restricted Stock Grants"). An aggregate of 31,250 shares of the Executive Restricted Stock Grants for the period from July 20, 2021 through September 30, 2021 vested immediately upon grant, with the remaining 468,750 shares of the Executive Restricted Stock Grants subject to quarterly vesting over a four-year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These risks, uncertainties, assumptions and other important factors, which could cause actual results to differ materially from those described in these forward-looking statements, include: (i) the inability to maintain the listing of Stryve’s Class A common stock on Nasdaq; (ii) the ability to recognize the anticipated benefits of the Business Combination or meet financial and strategic goals, which may be affected by, among other things, competition, supply chain interruptions, the cost of beef, inflationary pressures, the ability to pursue a growth strategy and manage growth profitability, maintain relationships with customers, suppliers and retailers and retain its management and key employees; (iii) the risk that retailers will choose to limit or decrease the number of retail locations in which Stryve’s products are carried or will choose not to carry or not to continue to carry Stryve’s products; (iv) the possibility that Stryve may be adversely affected by other economic, business, and/or competitive factors; (v) the effect of the COVID-19 pandemic on Stryve; (vi) the possibility that Stryve may not achieve its financial outlook and (vii) other risks and uncertainties described herein and in other filings with the Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, all references in this report to “Stryve,” the “Company,” “we,” “us” and “our” herein refer to the parent entity formerly named Andina Acquisition Corp. III, after giving effect to the Business Combination, and as renamed Stryve Foods, Inc., and where appropriate, our consolidated subsidiaries, and references in this prospectus to “Andina” refer to Andina Acquisition Corp. III before giving effect to the Business Combination.

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. Due to rounding, certain totals and subtotals may not foot and certain percentages may not reconcile.

Overview

Stryve is an emerging healthy snacking company which manufactures, markets and sells highly differentiated healthy snacking products that Stryve believes can disrupt traditional snacking categories. Stryve’s mission is “to help Americans snack better and live happier, better lives.” Stryve offers convenient snacks that are lower in sugar and carbohydrates and higher in protein than other snacks. Stryve offers all-natural, delicious snacks which it believes are nutritious and offer consumers a convenient healthy snacking option for their on-the-go lives.

Stryve’s current product portfolio consists primarily of air-dried meat snack products marketed under the Stryve®, Kalahari® Braaitime® and Vacadillos® brand names. Biltong is a process for preserving meat through air drying that originated centuries ago in South Africa. Unlike beef jerky, Stryve’s all-natural air-dried meat snack products are made of beef and spices, are never cooked, contain zero grams of sugar, and are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives. As a result, Stryve’s products are Keto and Paleo diet friendly. Further, based on protein density and sugar content, Stryve believes that its air-dried meat snack products are some of the healthiest shelf-stable snacks available today.

Stryve distributes its products in major retail channels, primarily in North America, including grocery, club stores and other retail outlets, as well as directly to consumers through its e-commerce websites, which officially launched in 2020, as well as direct to consumer through the Amazon platform.

Stryve believes increased consumer focus in the U.S. on health and wellness will continue to drive growth of the healthy snacking category and increase demand for Stryve’s products. Stryve has shown strong sales growth since its inception in 2017. Stryve has made substantial investments since its inception in product development, establishing its manufacturing facility, and building its marketing, sales and operations infrastructure to grow its business. As a result, Stryve has reported net losses since its inception. Stryve intends to continue to invest in product innovation, improving its supply chain, enhancing its manufacturing capabilities, and expanding its marketing and sales initiatives to drive continued growth. Additionally, moving forward management anticipates additional expenses not previously experienced related to internal controls, regulatory compliance, and other expenses relating to its go-forward operations as a public company.

Comparability of Financial Information

The Company's results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination (as defined below) and becoming a public company.

Business Combination

On July 20, 2021 (the “Closing Date”), Andina completed a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement (the “Business Combination Agreement”) by and among Andina, Andina Holdings LLC, a Delaware limited liability company (“Holdings”) and a wholly-owned subsidiary of Andina, B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement as the representative for the shareholders of Andina (other than the Seller) (the “Purchaser Representative”), Stryve Foods, LLC, a Texas limited liability company (“Stryve LLC”), Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller (the “Seller Representative”).

As contemplated by the Business Combination Agreement, on or before the Closing Date, the following occurred: (i) the Seller and Stryve LLC conducted a reorganization via a merger pursuant to which the Seller became a holding company for Stryve LLC, the former owners of Stryve LLC became the owners of the Seller, and the former holders of convertible notes of Stryve LLC became holders of convertible notes of the Seller, and pursuant to which Stryve LLC retained all of its subsidiaries, business, assets and liabilities, and became a wholly-owned subsidiary of the Seller, (ii) the Company was transferred by way of continuation out of the Cayman Islands and domesticated as a corporation in the State of Delaware, (iii) the Seller contributed to Holdings all of the issued and outstanding equity interests of Stryve LLC in exchange for 11,502,355 newly issued non-voting Class B common units of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V common stock of the Company (subject to a post-Closing working capital true-up), (iv) the Company contributed all of its cash and cash equivalents to Holdings, approximately $37.9 million, after the payment of approximately $7.8 million to the Company’s shareholders that elected to have their shares redeemed in connection with the Closing (the “Redemption”) and the payment of approximately $10.4 million of the Company’s expenses and other liabilities due at the Closing, in exchange for newly issued voting Class A common units of Holdings and (v) the Company issued $10.9 million of Class A common stock, satisfied by the offset of principal and accrued interest under $10.6 million of outstanding unsecured promissory notes of the Company (the "Bridge Notes") issued by Stryve LLC to certain investors in a private placement on the closing date of the Business Combination (the "Bridge Investors" and such transaction, the "Bridge PIPE Investment"); and (vi) the Company changed its name to “Stryve Foods, Inc.” In addition, the Company’s ordinary shares converted into shares of Class A common stock, par value of $0.0001 per share, without any action of the holder.

Following the consummation of the Business Combination, the combined company is organized in an “Up-C” structure in which the business of Stryve LLC and its subsidiaries is held by Holdings, which is a subsidiary of the Company. By virtue of the Up-C structure, the Company's only direct assets consist of its equity interests in Holdings, an entity of which the Company maintains 100% voting control. As the sole voting member of Holdings, the Company has full, exclusive and complete discretion to manage and control the business of Stryve LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of Stryve LLC and, accordingly, the financial statements are prepared on a consolidated basis.

On July 20, 2021, in connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; and (ii) the Company issued 1,357,372 shares of Class A common stock to the Bridge PIPE Investment satisfied by the offset of $10.9 million of principal and accrued interest under outstanding Bridge Notes issued by Stryve LLC, as part of the Business Combination.

The Business Combination is accounted for as a reverse capitalization in accordance with GAAP. Under this method of accounting, Stryve LLC is treated as the acquirer and Andina is treated as the acquired company for financial statement reporting purposes. Because Stryve LLC was deemed the accounting acquirer, the historical financial statements of Stryve LLC became the historical financial statements of the combined company, upon the consummation of the Business Combination.

COVID-19

The COVID-19 pandemic has presented certain challenges and opportunities for the Company. The unpredictable nature of the COVID-19 pandemic, with the uncertainty around vaccination, economic recovery, labor and inflationary pressures. The COVID-19 pandemic also creates uncertainty around customer demand within retail distribution as some retail partners’ willingness to reset distribution (which involves refreshing and reorganizing their product mix) and bring on new products may be affected. As distribution resets are an important way for Stryve to secure new retail distribution for its products, this dynamic delayed Stryve’s entry into many retail locations. Additionally, COVID-19 created certain operational complexities that Stryve’s management sought to overcome by seeking to optimize its supply chain, and implementing safety measures including social distancing, mask requirements, and increased sanitation at its facilities. Largely, Stryve has been successful to date at avoiding a disruption to its supply chain and operations through these measures and was able to maintain continuity of supply for its customers. Further, the Company positioned itself well with its robust direct to consumer ("DTC") e-commerce strategy to drive continued growth despite the delays in retail distribution. Management anticipates that, although there is still a risk that distribution resets of certain retailers may be affected by the pandemic, management believes that many of the retailers will conduct resets as scheduled.

Results of Operations –Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$9,062	100.0%	$4,428	100.0%
Cost of goods sold	5,808	64.1%	2,833	64.0%
Gross profit	$3,254	35.9%	$1,595	36.0%

Operating expenses
Selling expenses	$5,827	64.3%	$2,790	63.0%
Operations expense	1,234	13.6%	735	16.6%
Salaries and wages	2,272	25.1%	1,221	27.6%
Non-cash compensation expense (Note 11)	1,701	18.8%	—	—
Depreciation and amortization expense	402	4.4%	315	7.1%
Gain on disposal of fixed assets	(13)	(0.1)%	13	0.3%
Total operating expenses	11,423	126.1%	5,074	114.6%
Operating loss	(8,169)	(90.2)%	(3,479)	(78.6)%

Other income (expense):
Interest expense	(758)	(8.4)%	(882)	(19.9)%
Change in fair value of Private Warrants	213	2.4%		—
Other income	3	0.0%	—	0.0%
Other income (expense) before income taxes	(542)	(6.0)%	(882)	(19.9)%
Net loss	$(8,711)	(96.1)%	$(4,361)	(98.5)%

Net sales. Net sales increased by $4.7 million from $4.4 million during the three months ended September 30, 2020 to $9.1 million during the three months ended September 30, 2021 representing growth of 104.6% for the comparable periods. The primary drivers of the increase in net sales are the continued strength of Stryve’s DTC e-commerce sales platform, increased sales of Stryve’s products to existing wholesale and private label accounts, and net new sales related to additional distribution secured by Stryve in 2021 at a number of key retailers. Stryve drove growth through its targeted DTC e-commerce initiative, which generated $2.8 million in net sales in the third quarter of 2021 compared to $1.9 million in the third quarter of 2020. Net sales to wholesale customers increased to $5.4 million in the third quarter of 2021 compared to $1.8 million in the third quarter of 2020. Stryve added significant new doors of distribution in the third quarter of 2021 across its brands, which contributed to its growth. Further, Stryve garnered expanded distribution with a number of key retailers in the convenience and grocery channels. Management believes that outside of the new and expanded distribution, the growth in the wholesale channel is, in part, attributable to increased sell-through velocities of its products at retailers supported by increased foot traffic in retail stores following an easing of pandemic related restrictions and associated consumer behavior.

The following table shows the net sales of the Company disaggregated by channel for the three months ended September 30, 2021 and 2020:

	Three Month Period Ended		Three Month Period Ended
	September 30, 2021		September 30, 2020
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
e-Commerce	$2,791	30.8%	$1,860	42.0%
Wholesale	5,355	59.1%	1,795	40.5%
Private label	916	10.1%	773	17.5%
Net Sales	$9,062	100.0%	$4,428	100.0%

Cost of Goods Sold. Cost of goods sold increased by approximately $3.0 million from $2.8 million in the third quarter of 2020 to $5.8 million in the third quarter of 2021, which was driven primarily by increased sales volume followed by increased direct labor and commodity input costs, primarily beef. Overall beef prices have increased significantly year-over-year due to what management believes are the effects of the COVID-19 pandemic including labor shortages and inflationary pressures, which may persist for the near-term future.

Gross Profit. Gross profit increased $1.7 million (approximately 104%) from $1.6 million in the third quarter of 2020 to $3.3 million in the third quarter of 2021. As a percent of net sales, gross profit was 35.9% in the third quarter of 2021, which is roughly in line with 36.0% in the third quarter of 2020. A few primary factors contribute to this performance:

•
As described above, overall net sales increased by $4.7 million in the third quarter of 2021 compared to the same period in 2020 while gross profit increased by approximately $1.7 million over the same time period.
•
Stryve’s early investment in its production facility and automation provide it with excess capacity relative to its production volume in both periods. As a result, the Company was able to absorb the increasing net sales without having to materially increase its costs related to overhead.
•
In the first quarter of 2021, Stryve added certain capabilities to its manufacturing process allowing it to prepare its raw meat inputs exactly to Stryve’s specifications for production. This enabled Stryve to purchase the same cuts and quality of meat without paying the cost for meat suppliers to prepare the meat to Stryve’s specification prior to delivery. While Stryve's meat cost has increased materially due to the aforementioned supply chain challenges, this revised manufacturing process has allowed the Company to significantly lessen the impact of those pressures.
•
In the third quarter of 2021, Stryve closed its Business Combination with Andina. In doing so, it secured capital to support its growth initiatives. Some of these initiatives have an impact on gross profit margin including but not limited to trade discounts and promotional spending to support increased velocity and distribution. One key use of proceeds from the Business Combination was a planned increase in promotional support for all of Stryve's brands and in particular, Vacadillos. After closing the Business Combination and with capital to support these programs, Stryve's sales team has made meaningful progress in driving trial of Stryve' products and the continued launch of the Vacadillos brand.
•
Stryve’s mix of business shifted from the third quarter of 2020 with the most recent quarter experiencing a greater emphasis on wholesale revenue, which is consistent with Stryve’s growth plans. While selling directly to consumers may provide a more attractive margin profile versus selling through wholesale distribution, wholesale distribution gains can allow Stryve to achieve scale and better leverage its marketing spend by providing consumers more frequent opportunities to purchase product.

Operating Expenses.

•
Selling expenses. Selling and marketing expenses increased by $3.0 million from $2.8 million in the third quarter of 2020 to $5.8 million in the third quarter of 2021. Stryve increased its spend with respect to its marketing efforts including digital media, advertising, and paid search in the third quarter of 2021 compared to the same period in 2020. Other expenses contributing to the increase relate to co-advertising with retailers, public relations, and other general marketing support. While Stryve intends to continue to invest meaningfully in marketing the sale of its products, management recognizes that a portion of the selling and marketing expenses incurred in the third quarter of 2021 are not recurring in nature. Further, management anticipates experiencing operating leverage on these expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend.

•
Operations expenses. Operations expenses increased by $0.5 million from the third quarter of 2020 as compared to the third quarter of 2021. The ramp-up of Stryve’s DTC web fulfillment operation contributed primarily to an increase in freight-out expense in the third quarter of 2021 compared to the third quarter of 2020. Stryve anticipates that these DTC web fulfillment expenses will proportionally track the activity of Stryve’s owned DTC website sales.
•
Salaries and wages. Salaries and wages increased $1.1 million from the third quarter of 2020 compared to the third quarter of 2021, increasing from $1.2 million to $2.3 million. This increase is in part attributable to retention bonus compensation related to a prior acquisition as well as to key contributors within the organization. Additionally, Stryve incurred expense related to severances for former employees. The balance of the increase relates to the addition of certain roles including new sales headcount as well as a modest increase in operational headcount to support the recently implemented second shift of production. Stryve’s management anticipates some growth in administrative headcount to accommodate the increased reporting and compliance responsibilities of being a public company going forward.
•
Non-cash compensation expense. In conjunction with the Business Combination, notes receivable were forgiven resulting in a non-cash compensation expense of $1,700,869 in the three months ended September 30, 2021.
•
Depreciation and amortization. Depreciation and amortization increased less than $0.1 million from the third quarter of 2020 compared to the third quarter of 2021 and is primarily attributable to the timing of capital expenditures and dispositions of assets.

Operating Loss. Operating loss increased by $4.7 million from ($3.5) million in the third quarter of 2020 to ($8.2) million in the third quarter of 2021 and is primarily attributable to the Company’s increase in expenses related to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales and gross profit.

Interest Expense. Interest expense decreased by $0.1 million from $(0.9) million in the third quarter of 2020 to $(0.8) million in the third quarter of 2021. The Company raised additional debt capital to support the continued growth of the business and to support operations throughout 2020 and during the nine months ended September 30, 2021. Management expects interest expense in the periods following the Business Combination to be materially lower as a result of Stryve having paid off a meaningful portion of its overall indebtedness shortly after the closing.

Net Loss. Net loss increased $4.4 million from $(4.4) million in third quarter of 2020 to $(8.7) million in the third quarter of 2021 and is primarily attributable to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales and gross profit. Additionally, the increase in net loss is driven in part by approximately $1.5 million of non-cash expense related to the forgiveness of certain related party notes receivables driven by the Business Combination as well as the change in fair value of the warrant liability.

Results of Operations –nine months ended September 30, 2021 Compared to nine months ended September 30, 2020

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$23,248	100.0%	$13,013	100.0%
Cost of goods sold	13,735	59.1%	8,353	64.2%
Gross profit	$9,513	40.9%	$4,660	35.8%

Operating expenses
Selling expenses	$17,873	76.9%	$8,018	61.6%
Operations expense	3,264	14.0%	1,709	13.1%
Salaries and wages	5,276	22.7%	4,618	35.5%
Non-cash compensation expense (Note 11)	1,701	7.3%	—	—
Depreciation and amortization expense	1,194	5.1%	962	7.4%
Gain on disposal of fixed assets	(22)	(0.1)%	13	0.1%
Total operating expenses	29,286	126.0%	15,320	117.7%
Operating loss	(19,773)	(85.1)%	(10,660)	(81.9)%

Other income (expense):
Interest expense	(2,715)	(11.7)%	(2,384)	(18.3)%
Change in fair value of Private Warrants	213	0.9%	—	—
Other income	2,242	9.6%	—	0.0%
Other income (expense) before income taxes	(260)	(1.1)%	(2,384)	(18.3)%
Net loss	$(20,033)	(86.2)%	$(13,044)	(100.2)%

Net sales. Net sales increased by $10.2 million from $13.0 million during the nine months ended September 30, 2020 to $23.3 million during the nine months ended September 30, 2021 representing growth of 78.6% for the comparable periods. The primary drivers of the increase in net sales are the continued strength of Stryve’s DTC e-commerce sales platform, increased sales of Stryve’s products to existing wholesale and private label accounts, and net new sales related to additional distribution secured by Stryve in 2021 at a number of key retailers. Stryve drove growth through its targeted DTC e-commerce initiative, which generated $8.6 million in net sales in the nine months ended September 30, 2021 compared to $4.3 million in the nine months ended September 30, 2020. Net sales to wholesale customers increased to $9.9 million in the nine months ended September 30, 2021 compared to $5.1 million in the nine months ended September 30, 2020. Stryve added a significant number of new doors of distribution in the nine months ended September 30, 2021 across its brands, which contributed to its growth. Throughout the nine months ended September 30, 2021 Stryve has secured new distribution with several marquee customers in the club, mass, grocery, and convenience channels. Further, Stryve garnered expanded distribution with a number of its existing retail relationships. Management believes that outside of the new and expanded distribution, the growth in the wholesale channel is, in part, attributable to increased sell-through velocities of its products at retailers supported by increased foot traffic in retail stores following an easing of pandemic related restrictions and associated consumer behavior.

The following table shows the net sales of the Company disaggregated by channel for the nine months ended September 30, 2021 and 2020:

	Nine Month Period Ended		Nine Month Period Ended
	September 30, 2021		September 30, 2020
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
e-Commerce	$8,593	37.0%	$4,315	33.2%
Wholesale	9,935	42.7%	5,103	39.2%
Private label	4,720	20.3%	3,595	27.6%
Net sales	$23,248	100.0%	$13,013	100.0%

Cost of Goods Sold. Cost of goods sold increased by $5.4 million from $8.4 million in the nine months ended September 30, 2020 to $13.7 million in the nine months ended September 30, 2021, which was primarily driven by increased sales volume followed by increased direct labor and commodity input costs, primarily beef. Overall commodity beef prices have increased significantly year-over-year due to what management believes are the effects of the COVID-19 pandemic including labor shortages, and inflationary pressures.

Gross Profit. Gross profit increased $4.9 million from $4.7 million in the first nine months of 2020 to $9.5 million in the first nine months of 2021. As a percent of net sales, gross profit for the first nine months of 2021 was 40.9% which represents a significant improvement from 35.8% in the first nine months of 2020. A few primary factors contribute to this performance:

•
As described above, overall net sales increased by $10.2 million in the first nine months of 2021 compared to the same period in 2020 while gross profit increased by approximately $4.9 million over the same time period.
•
Stryve’s early investment in its production facility and automation provide it with excess capacity relative to its production volume in both periods. As a result, the Company was able to absorb the increasing net sales without having to materially increase its costs related to overhead.
•
In the first quarter of 2021, Stryve added certain capabilities to its manufacturing process allowing it to prepare its raw meat inputs exactly to Stryve’s specifications for production. This enabled Stryve to purchase the same cuts and quality of meat without having to pay its meat suppliers to prepare the meat to Stryve’s specification prior to delivery. Additionally in the first quarter of 2021, Stryve made certain changes to the order of its manufacturing process which resulted in enhanced production yields. Processing inputs in a more cost-effective manner as well as increasing production yields have helped lessen the impact of overall commodity price pressure.
•
In the third quarter of 2021, Stryve closed its Business Combination with Andina. In doing so, it secured capital to support its growth initiatives. Some of these initiatives have an impact on gross profit margin including but not limited to trade discounts and promotional spending to support increased velocity and distribution. One key use of proceeds from the Business Combination was a planned increase in promotional support for all of Stryve's brands and in particular, Vacadillos. After closing the Business Combination and with capital to support these programs, Stryve's sales team has made meaningful progress in driving trial of Stryve' products and the continued launch of the Vacadillos brand.
•
Stryve’s mix of business shifted from the nine months ended September 30, 2020 with the most recent nine-month period experiencing a greater emphasis on DTC e-commerce and wholesale revenue versus private label, which is consistent with Stryve’s growth plans.

Operating Expenses.

•
Selling expenses. Selling and marketing expenses increased by $9.9 million from $8.0 million in the nine months ended September 30, 2020 to $17.9 million in the nine months ended September 30, 2021. Stryve increased its spend with respect to its marketing efforts including digital media, advertising, and paid search in the first nine months of 2021 compared to the same period in 2020. Other factors driving this increase include public relations, co-op advertising, and volume driven increases in platform/broker fees. While Stryve intends to continue to invest in meaningfully in marketing the sale of its products, management recognizes that a portion of the selling and marketing expenses incurred in the first nine months of 2021 are not recurring in nature. Further, management anticipates experiencing operating leverage on these expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend.
•
Operations expenses. Operations expenses increased by $1.6 million from the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2021. The ramp-up of Stryve’s DTC web fulfillment operation contributed primarily to an increase in freight-out expense in the nine months ended September 30, 2021 compared to the first nine months of 2020. Stryve anticipates that these DTC web fulfillment expenses will proportionally track the activity of Stryve’s owned DTC website sales. Additionally, expenses related to supplies, maintenance, and equipment increased from the first nine months of 2020 compared to the first nine months of 2021 primarily due to increased overall volumes.
•
Salaries and wages. Salaries and wages increased $0.7 million from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021, increasing from $4.6 million to $5.3 million. This increase is in part attributable to certain non-recurring retention bonus compensation related to a prior acquisition as well as to key contributors within the organization incurred in the third quarter of 2021. Additionally in the third quarter of 2021, Stryve incurred severance expenses. Stryve’s management anticipates some growth in administrative headcount to accommodate the increased reporting and compliance responsibilities of being a public company going forward.

•
Non-cash compensation expense. In conjunction with the Business Combination, notes receivable were forgiven resulting in a non-cash compensation expense of $1,700,869 in the nine months ended September 30, 2021.
•
Depreciation and amortization. Depreciation and amortization increased $0.2 million from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021 and is primarily attributable to the timing of capital expenditures and dispositions of assets.

Operating Loss. Operating loss increased by $9.1 million from ($10.7) million through the first nine months of 2020 to ($19.8) million through the first nine months of 2021 and is primarily attributable to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales and gross profit.

Interest Expense. Interest expense increased by $0.3 million from $(2.4) million through the first nine months of 2020 to $(2.7) million through the first nine months of 2021. The Company raised additional debt capital to support the continued growth of the business and to support operations throughout 2020 and during the nine months ended September 30, 2021.

Net Loss. Net loss increased $7.0 million from $(13.0) million in nine months ended September 30, 2020 to $(20.0) million nine months ended September 30, 2021 and is primarily attributable to the expenses related to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales and gross profit. Additionally, the increase in net loss is driven in part by approximately $1.5 million of non-cash expense in the third quarter of 2021 related to the forgiveness of certain related party notes receivables driven by the Business Combination as well as the change in fair value of the warrant liability.

Reclassification

In the Company’s prior Management’s Discussion and Analysis of Financial Condition and Results of Operations, general and administrative expenses were shown on a separate line item from selling and marketing expenses. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, these expenses are presented together on one line item under selling expenses. Certain prior period reclassifications were made to conform with the current period presentation. These reclassifications had no effect on reported income and comprehensive income, cash flows, total assets, or stockholders’ equity as previously reported.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of EBITDA. We believe this non-GAAP measure should be considered along with net income (loss), the most closely related GAAP financial measure. Reconciliations between EBITDA and net income are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA. Stryve defines EBITDA as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization.

The table below provides a reconciliation of EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020.

	Three Month Period Ended	Three Month Period Ended	Nine Month Period Ended	Nine Month Period Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands)
Net income (loss)	$(8,711)	$(4,361)	$(20,033)	$(13,044)
Interest expense	758	882	2,715	2,384
Income tax expense (benefit)	—	—	—	—
Depreciation and amortization	402	315	1,194	962
EBITDA	$(7,551)	$(3,164)	$(16,124)	$(9,698)

EBITDA. Stryve achieved EBITDA of $(7.6) million during the three months ended September 30, 2021 compared to $(3.2) million in three months ended September 30, 2020 and, with respect to the nine months ended September 30, 2021 and 2020, EBITDA decreased by $6.4 million from $(9.7) million to $(16.1) million. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Liquidity and Capital Resources

Overview. Stryve has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Stryve’s principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. For the nine months ended September 30, 2021, the Company has incurred an operating loss of $20.0 million and used cash in its operations of $27.7 million. As of September 30, 2021, the Company had working capital of $15.7 million which compares favorably to the $14.1 working capital deficit it had as of September 30, 2020.

On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (the “Buyer”), an entity controlled by a member of the Company’s Board of Directors, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction). Under the terms of the Sale and Leaseback Transaction, the Company agreed to sell its manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”). The Sale and Leaseback Transaction was consummated on June 4, 2021 for a total purchase price of $7.5 million. The consummation of the Sale and Leaseback Transaction provided the Company with net proceeds (after transaction related costs) of approximately $7.3 million. The net proceeds were used for general corporate purposes and to retire the following debt facilities (as defined in Note 8 to the financial statements included herein): the Mortgage, the Lender Agreement, and the Lender Agreement 2 for an aggregate amount of $6.5 million.

On May 24, 2021, Stryve entered into a note purchase agreement with an accredited investor whereby Stryve sold an unsecured promissory note in the principal amount of $2.3 million having a 15% original issue discount to the purchase price, resulting in net proceeds of $2.0 million. The promissory note accrues interest at a rate of 18% per annum starting on the 45th day following the issuance of the note and all principal and accrued interest is due at maturity. The promissory note matures on the 45th day following the issuance of the note, subject to extension upon prior written notice by Stryve to the noteholder at the earlier of (i) the Closing of the transactions contemplated by the Business Combination Agreement and (ii) the 90th day following the issuance of the note. This note was paid off in connection with the consummation of the Business Combination.

On June 30, 2021, the Company entered into a note payable agreement (“ICBT Agreement”) with ICBT Holdings, Ltd. for the principal amount of up to $1.7 million at a 10% discount, bearing interest at 10% per annum, with all principal and accrued interest thereon due and payable at maturity of June 30, 2024. Of the $1.7 limit, $0.8 million of principal had been drawn from the lender as of June 30, 2021. This note was paid off in connection with the consummation of the Business Combination.

On June 30, 2021, the Company entered into a note payable agreement (“MCA #4 Agreement”) with Montgomery Capital Partners IV, LP. for the principal amount of up to $2.9 million, bearing interest at 16% per annum, with all principal and accrued interest thereon due and payable at maturity of June 30, 2022. This note was paid off in connection with the consummation of the Business Combination.

In connection with the consummation of the Business Combination, on July 20, 2021, the Company raised proceeds of $37.9 million (net of Andina’s transaction costs and expenses). Following the Closing, Stryve retired the following debt facilities (as defined in Note 8 to the financial statements included herein): the Promissory Note, the VM Agreement 2, the CVI Agreement, the ICBT Agreement, and the MCA #4 Agreement for an aggregate amount of approximately $11.1 million including principal and interest. The Company believes the cash proceeds from the Business Combination net of the $11.1 million of debt reduction will be sufficient to fund the Company’s cash requirements for at least the next twelve months.

	Principal	Accrued Interest	Total payoff

VM Agreement 2	$4,610,000	$158,343	$4,768,343
MCA #4 Agreement	2,900,000	25,531	2,925,531
CVI Agreement	2,300,000	13,800	2,313,800
Promissory Note	237,500	31,699	269,199
ICBT Agreement	833,333	—	833,333

Total	$10,880,833	$229,373	$11,110,206

Cash Flows. The following tables show summary cash flows information for the nine months ended September 30, 2021 and 2020.

	Nine Month Period Ended	Nine Month Period Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
(In thousands)
Net cash provided by (used in) operating activities	$(27,645)	$(11,296)
Net cash provided by (used in) investing activities	(811)	(890)
Net cash provided by (used in) financing activities	41,254	12,129
Net increase (decrease) in cash and cash equivalents	$12,798	$(57)

Net Cash provided by (used in) Operating Activities. Net cash used in operating activities increased $16.4 million from $(11.3) million through the first nine months of 2020 compared to $(27.7) million through the first nine months of 2021. This increase is primarily attributable to the increase in net loss in the first nine months of 2021 as compared to the first nine months of 2020 as well as a $29.9 million increase in net working capital.

Net Cash provided by (used in) Investing Activities. Net cash used in investing activities decreased from $(0.9) million in the first nine months of 2020 to $(0.8) million in the first nine months of 2021, representing a $0.1 million decrease when comparing the same period year over year. Stryve's management anticipates increased investment in manufacturing and fulfillment assets moving forward in order to stay ahead of demand.

Net Cash provided by (used in) Financing Activities. Net cash provided by financing activities generated $29.2 million more cash for the Company in the first nine months of 2021 compared to the first nine months of 2020. In the first nine months of 2020, the Company generated cash from financing activities of $12.1 million from a combination the issuance of convertible notes, short-term borrowings, and repayment of debt. In the first nine months of 2021, the Company generated cash from financing activities of $41.3 million from a combination of the issuance of the Bridge Notes, additional short-term borrowings, repayment of debt, and the consummation of the transactions in connection with the Business Combination.

Debt and credit facilities. The information below represents an overview of the Company’s debt and credit facilities. The Company’s outstanding indebtedness as of September 30, 2021 and December 31, 2020 is as follows:

	As of September 30,	As of December 31,
	2021	2020
Long term debt	$295	$5,678
Short term debt	3,305	7,746
Related party notes payable	—	3,001
Convertible notes, net of subscriptions to members (Note 8)	—	8,254
Payroll protection loan	—	1,670
Other notes payable	—	212
Line of credit (Note 7)	3,500	3,500
Total notes payable	7,100	30,061
Less: current portion	(3,446)	(22,650)
Less: line of credit	(3,500)	(3,500)
Notes payable, net of current portion	154	3,911
Deferred financing fees	—	(36)
Total notes payable, net	$154	$3,874

Future minimum principal payments on the notes payable as of September 30, 2021, are as follows for the years ending December 31:

2021 (for the remainder of)	$5,769,293
2022	602,806
2023	574,788
2024	145,146
2025	7,796

$7,099,829

The Company is in active discussions to refinance the Line of Credit and outstanding notes with Origin Bank with other lenders. The Company may seek to refinance the Line of Credit and the outstanding notes or utilize liquidity to pay them down.

Certain Factors Affecting Our Performance

Stryve’s management believes that the Company’s future performance will depend on many factors, including the following:

Ability to Expand Distribution in both Online and Traditional Retail Channels. Stryve is currently growing its consumer base through both paid and organic means both online as well as by expanding its presence in a variety of physical retail distribution channels. Online consumer acquisitions typically occur through the Company’s portfolio of DTC e-commerce websites and Amazon.com. The Company’s online consumer acquisition program includes paid and unpaid social media, search, and display media. Stryve’s products are also sold through a growing number of traditional retail channels where the Company has an opportunity to acquire new consumers. Traditional retail channels include grocery chains, natural food outlets, club stores, convenience stores, and drug stores, all either direct or through distribution partners.

Ability to Acquire and Retain Consumers at a Reasonable Cost. Stryve’s management believes an ability to consistently acquire and retain consumers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, Stryve intends to strategically allocate advertising spend between online and offline channels favoring digital media, as well as emphasizing more targeted and measurable “direct response” digital marketing spend with advertising focused on increasing consumer awareness and driving trial.

Ability to Drive Repeat Usage of Our Products. Stryve accrues substantial economic value from repeat consumers who consistently purchase its products either online or in traditional retail. The pace of Stryve’s growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers. The Company utilizes a number of methods to drive repeat behavior including intelligent e-mail and text campaigns, targeted digital media, and subscribe and save incentives.

Ability to Expand Gross Margins. Stryve’s overall profitability will be impacted by its ability to expand gross margins through effective sourcing of raw materials, managing production yields, controlling labor and shipping costs, as well as spreading other production-related costs over greater manufacturing volumes.

Ability to Expand Operating Margins. The Company’s ability to expand operating margins will be impacted by its ability to effectively manage its fixed and variable operating expenses as net sales increase.

Ability to Manage Supply Chain and Expand Production In-line with Demand. Stryve’s ability to grow and meet future demand will be affected by its ability to effectively plan for and source inventory from a variety of suppliers located inside and outside the United States. Additionally, efficiently scaling production capacity ahead of growth in net sales will be critical to the Company’s meet future demand without disruption.

Ability to Optimize Key Components of Working Capital. Stryve’s ability to reduce cash burn in the near-term and eventually generate positive cash flow will be partially impacted by the Company’s ability to effectively manage the key components of working capital which have a direct impact on the cash conversion cycle.

Seasonality. Because Stryve is so early in its lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting its business. Any evidence of seasonality is not clearly discernable from the Company’s historical growth. However, understanding potential trends in seasonality will be key in Stryve’s management of its expenses, liquidity, and working capital.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

In connection with the consummation of the Sale and Leaseback Transaction, Stryve entered into a lease agreement (the “Lease Agreement”) with Buyer pursuant to which Stryve leased back the Real Property from Buyer for an initial term of twelve (12) years unless earlier terminated or extended in accordance with the terms of the Lease Agreement. Under the Lease Agreement, Stryve’s financial obligations include base rent of approximately $60,000 per month, which rent will increase on an annual basis at two percent (2%) over the initial term. Stryve is also responsible for all monthly expenses related to the leased facility, including insurance premiums, taxes and other expenses, such as utilities.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and comprehensive net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during, and as of, the reporting periods. These estimates, assumptions, and judgments are necessary and are made based on our historical experience, market trends and on other assumptions and factors that we believe to be reasonable under the circumstances because future events and their effects on our results of operations and value of our assets cannot be determined with certainty. These estimates may change as new events occur or additional information is obtained. We may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates or assumptions.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. The percentage provided for was increased from 8% to 11% during the current quarter based upon the level of deductions year to date. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts and returns and deductions totaled $976,073 and $1,603,069, respectively. Total bad debt expense for the three and nine months ended September 30, 2021 was $250,772 and $513,661, respectively. Total bad debt expense for the three and nine months ended September 30, 2020 was $516,611 and $521,964, respectively.

	As of September 30,		As of December 31,
(In thousands)	2021	2020	2020	2019
Beginning balance	$1,338	$1,140	$688	$50
Provisions	166	286	915	652
Write-offs/ reversals	(528)	(102)	—	(14)
Ending balance	$976	$1,324	$1,603	$688

Revenue Recognition. The Company manufactures and markets a broad range of protein snack products through multiple distribution channels. The products are offered through branded and private label items. The Company accounts for revenue from contracts with customers, which comprises substantially all of its revenue, through the following steps:

1) Identification of the contract with a customer;

2) Identification of the performance obligations in the contract;

3) Determination of the transaction price;

4) Allocation of the transaction price to the performance obligations in the contract; and

5) Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue derived from the sale of branded and private label products is considered variable consideration that is based on a fixed per item charge applied to a variable quantity of product. Generally, this variable consideration is recognized at the point in time when the customer obtains control of the product, which may occur upon either shipment or delivery of the product. The Company also maintains consignment arrangements whereby revenue is recognized upon sale of the product to the end customer. The payment terms of the Company’s contracts are generally net thirty to thirty-five days, although early pay discounts are offered to customers.

The Company regularly experiences customer deductions from amounts invoiced due to product returns, product shortages and delivery nonperformance penalty fees. This variable consideration is estimated using the expected value approach based on the Company’s historical experience, and it is recognized as a reduction to the transaction price in the same period that the related product sale is recognized. In years prior to 2020, customer deduction amounts were insignificant and recognized when incurred.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Revenue is recognized when the Company satisfies its performance obligations under the contract by transferring the promised product to its customer.

The Company’s contracts generally do not include any material significant financing components.

The Company has elected the following practical expedients provided for in Topic 606, Revenue from Contracts with Customers.

1) The Company is excluding from its transaction price all sales and similar taxes collected from its customers.

2) The Company has elected to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

3) The Company has elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

4) The portfolio approach has been elected by the Company as it expects any effects would not be materially different in application at the portfolio level compared with the application at an individual contract level.

5) The Company has elected not to disclose information about its remaining performance obligations for any contract that has an original expected duration of one year or less.

Neither the type of good sold nor the location of sale significantly impacts the nature, amount, timing, or uncertainty of revenue and cash flows.

Inventory. Inventories consist of raw materials, work in process, and finished goods, and stated at lower of cost or net realizable value determined using the standard cost method, adjusted at each reporting date for price and efficiency variances. The Company reviews the value of items in inventory and provides write-downs and write-offs of inventory based on items no longer being utilized in operations, damaged, short-dated, or expired. Write-downs and write-offs are included in cost of goods sold. Infrequent and significant write offs are included separately from cost of goods sold in loss on damaged inventory.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the acquisition of Biltong USA Inc., and Braaitime LLC in 2018. Goodwill is accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other”. Goodwill is reviewed and tested for impairment on a reporting unit level annually.

In January 2017, the FASB issued ASU 2017-03, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, effective for periods beginning after December 15, 2019, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. For the years ended December 31, 2020 and 2019, there was no impairment of goodwill.

Reporting Unit Analysis

The Company presents a single segment for purposes of financial reporting and prepared its consolidated financial statements upon that basis. The Company considered ASC 350-20-35-35 related to reporting unit determination and the aggregation of components into one reporting unit.

The economic characteristics considered were whether:

1) The nature of the products and services are similar

2) The type of class of customer for products and services are similar

3) The methods used to distribute the products or provide the services are similar

4) The manner in which an entity operates and the nature of those operations is similar

Currently, the Company has one reporting unit due to the similarity of its components when evaluated against the aforementioned economic characteristics.

Fair Value Analysis

The following table provides a summary of certain assumptions that drive the fair value of the Company (reporting unit):

Entity’s (Reporting unit’s) current carrying value
Calculated as total assets less total liabilities plus total debt all as of 12/31/2020	$20,687,363
Date of most recent quantitative valuation	12/31/2020
Entity’s (Reporting unit’s) fair value per most recent valuation
Calculated as Enterprise Value of Stryve utilized in the Business Combination Agreement less total debt as of 12/31/2020	$99,975,770
Significant assumptions from most recent valuation:
● Revenue growth	57.9%
● Gross margins	34.7%

Since inception, the Company has increased revenues, improved gross profit and reduced net losses each year. In addition to reviewing the financial performance of the Company, Stryve management also reviewed various events or circumstances that may affect fair value in the following categories: macroeconomic conditions, industry and market conditions, cost factors, and other relevant entity-specific events. In doing so, Stryve management determined if each event or circumstance would have an adverse, neutral, or positive impact on the business and assessed the relative impact of each.

Based on this analysis, Stryve management has determined that it is more than likely that the fair value of the reporting unit exceeds the carrying amount as of December 31, 2020. As a result, no impairments were made to Goodwill.

Intangible Assets. On December 11, 2020, the Company’s wholly owned subsidiary, Kalahari Snacks, LLC, entered into an asset purchase agreement with Kalahari Brands, Inc. consisting principally of its brands and marks, to acquire certain assets and liabilities of Kalahari Brands for a purchase price of $5,867,344.

The brand name is accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other”, and amortized on a straight-line basis over 20 years and reviewed annually for impairment. As of December 31, 2020, there was no impairment of the intangible asset.

Income Taxes. Through the date of the Closing the Company was a Texas limited liability company and had elected to be taxed as a pass-through partnership and accordingly was not a taxpaying entity for federal income tax purposes. The Company's annual income or loss was allocated to individual members for reporting on their own individual federal tax returns. The Company was subject to certain state and local taxes, such amount was not material for periods prior to the Closing.

After the date of Closing, the Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

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

Accordingly, the Company classifies private warrants issued to Andina's original stockholders (the "Private Warrants") as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.

Recent Accounting Standards

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right of use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. In November of 2020, the FASB proposed a delay and the effective date was deferred until fiscal years beginning after December 15, 2022. The Company is evaluating the effect of adopting ASU 2016-02.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The standard includes multiple key provisions, including removal of certain exceptions to ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of this new standard did not have an impact to our disclosures.

In October 2020, the FASB issued ASU No. 2020-10 “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The standard was effective for the Company in the first quarter of 2021. Adoption of this new standard did not have an impact to our disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures of Market Risks

Stryve’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash, accounts receivable, and accounts payable. The Company continuously evaluates the credit worthiness of its customers’ financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

As of and for the nine months ended September 30, 2021, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	12%	—	15%	—
Customer B	10%	—	13%	—
Customer C	—	—	11%	—
Customer D	—	—	11%
Vendor A	—	—	—	15%

Interest rate risk. Stryve is subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, are not currently but may be used for the purpose of managing fluctuating interest rate exposures that exist from Stryve’s variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of Stryve’s interest payments, and accordingly, Stryve’s future earnings and cash flows, assuming other factors are held constant. Additionally, changes in prevailing market interest rates may affect Stryve’s ability to refinance existing debt or secure new debt financing.

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net income (loss) for the nine months ended September 30, 2021 and the 52-week period ended December 31, 2020 and therefore, the risk of this is insignificant.

Raw material risk. Stryve’s profitability depends, among other things, on its ability to anticipate and react to raw material costs, primarily beef. The price of beef and other raw materials are subject to many factors beyond Stryve’s control, including general economic conditions, inflation, cost of feed, demand, natural disasters, weather and other factors. Changes in the prices of beef and other raw materials could have a material impact on Stryve’s business, financial condition and results of operations.

Inflation risk. Inflation may impact Stryve’s revenue and cost of services and products, Stryve believes the effects of inflation, if any, on its business, financial condition and results of operations have been modest to date given management's mitigation strategies. However, there can be no assurance that its business, financial condition and results of operations will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2021, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Stryve’s Business, Brand, Products and Industry

Stryve has a history of losses and may be unable to achieve or sustain profitability.

Stryve has experienced net losses since its inception. In the nine months ended September 30, 2021 and years ended December 31, 2020 and 2019, Stryve incurred net losses of $20.0 million, $17.5 million and $23.4 million, respectively. Stryve anticipates that its operating expenses and capital expenditures may likely increase in the foreseeable future as it continues to invest to increase its customer base and supplier network, expand its product offerings and brands, expand marketing channels, invest in distribution and manufacturing facilities, hire additional employees and enhance technology and production capabilities. The expansion efforts may prove more expensive than anticipated, and Stryve may not succeed in increasing its revenues and margins sufficiently to offset the anticipated higher expenses. In addition, many of Stryve’s expenses, including the costs associated with its existing and any future manufacturing facilities, are fixed. Accordingly, Stryve may not be able to achieve or sustain profitability and it may incur significant losses for the foreseeable future.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect its business, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could materially and adversely affect its business, financial condition and results of operations. The COVID-19 outbreak situation remains dynamic and subject to rapid and material change, including but not limited to changes that may materially affect the operations of Stryve’s customers and supply chain partners.

Pandemics, epidemics or disease outbreaks may affect demand for Stryve’s products because quarantines or other government restrictions on movement may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on in-person traffic to retail stores. Even the perceived risk of infection or health risk may adversely affect traffic to Stryve’s store-based retail consumers and, in turn, its business, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for significant time.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt Stryve’s third-party business partners’ ability to meet their obligations, which may negatively affect its operations. These third parties include those who supply Stryve’s ingredients, packaging, and other necessary operating materials, distributors, and logistics and transportation services providers. Because of the COVID-19 outbreak, transport restrictions related to quarantines or travel bans have been put in place and supply may become constrained, each of which may cause price increases or shortages of certain ingredients and raw materials used in Stryve’s products and/or it may experience disruptions to its operations. Further, Stryve’s ability to manufacture its products may be impaired by any material disruption to its manufacturing facility in Oklahoma because of COVID-19 or similar outbreaks. If a significant percentage of Stryve’s workforce cannot work, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks, its operations may be negatively affected.

Stryve’s results of operations depend on, among other things, its ability to maintain and increase sales volume with existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Stryve’s ability to implement its advertising, display and promotion activities designed to maintain and increase its sales volumes on a timely basis, including the ability to do in-person retail product demonstrations designed to attract new customers, have been and may continue to be negatively affected because of modifications to retailer shelf reset timing or retailer pullback on in-store display and promotional activities during the COVID-19 outbreak or similar situations. Stryve may be unable to grow direct sales to consumers through its e-commerce channel or other digital marketing efforts. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively affect Stryve’s business.

Stryve’s operations during 2020 were affected by changes in consumer shopping and consumption behavior due to COVID-19. Stryve’s retail sales decreased during the second and third quarters of 2020 as a result of decrease of in-person shopping trips. These effects on consumer demand and shopping behavior as a result of the COVID-19 outbreak may occur in the future.

Stryve’s efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond its control, including the duration and severity of any pandemic, epidemic or disease outbreak, and third-party actions taken to contain its spread and mitigate public health effects.

Stryve may not be able to compete successfully in the highly competitive snacking and nutritional snacking industry.

Stryve’s competitors include companies selling beef jerky and other meat snacks, as well as companies in the nutritional snack industry in general, including those selling meal replacement bars and other healthy snacks. The snacking industry is large and intensely competitive. Competitive factors include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. Stryve competes in this market against numerous multinational, regional and local companies principally based on product taste and quality, brand recognition and loyalty, nutritional content, marketing, advertising and price. Views towards nutritional snacking, and other nutritional approaches, are cyclical, with constantly changing consumer perceptions. If consumers do not perceive that a meat-based, low-carb, low-sugar and protein-rich eating approach is healthy or effective, Stryve’s business could be adversely affected.

Stryve may face direct competition in the future from well-capitalized competitors.

Many of Stryve’s competitors have resources substantially greater than Stryve and sell brands that are more widely recognized than its brands and may offer generic or private-label products at more competitive prices than its brands. Stryve’s current and potential competitors may offer products similar to its products, offer a wider range of products than it offers, offer such products at more competitive prices than Stryve or decide to build a biltong facility and start competing directly with Stryve’s biltong products. Local or regional markets often have significant additional competitors, many of whom offer products similar to Stryve’s and may have unique ties to regional or national retail chains. Other label, generic or store-branded products may be a less expensive option for consumers than Stryve products, making it more difficult to sell Stryve branded products. Any increased or new competition from existing meat snacking companies, including an expansion of their products to biltong products, or new products or entrants from other nutritious snack companies, could cause reductions in Stryve’s sales, require it to reduce prices, or both, which could materially and adversely affect its business, financial condition and results of operations.

Stryve’s brand and reputation may be diminished due to real or perceived quality or health issues with its products, including meat, which could materially and adversely affect its business, financial condition and results of operations.

Real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not based on fact and whether or not involving Stryve (such as incidents involving meat-based products in general), could cause negative publicity and reduced confidence in Stryve, its brand or products, or meat-based products in general, which could in turn harm its reputation and sales, and could materially and adversely affect its business, financial condition and results of operations. Although Stryve believes it has rigorous food safety and quality control processes, there can be no assurance that its products will always comply with the standards set for its products.

Stryve has no control over its products once purchased by consumers. Consumers may improperly store Stryve’s products, which may adversely affect their quality and safety. If consumers do not perceive Stryve’s products to be safe or of high quality, then the value of its brand would be diminished. The growing use of social and digital media by consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about Stryve, its brands or products, on social, digital or other media could seriously damage its brands and reputation, which could materially and adversely affect its business, financial condition and results of operations.

If Stryve fails to implement its growth strategies successfully, timely, or at all, its ability to increase revenue and achieve profitability could be materially and adversely affected.

Stryve’s success depends in large part on its ability to implement its growth strategies effectively. Stryve expects to continue its focus on nutritious meat snack products and intends to add additional brands and other products to its portfolio. Stryve’s ability to expand successfully depends on, among other things, its ability to identify, and successfully cater to, new demographics and consumer trends, develop new products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase its direct e-commerce sales, increase consumer awareness of its brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of its products, and compete with numerous other companies and products.

Consumers are constantly seeking new products and strategies to achieve their healthy eating goals. Stryve’s success depends heavily on its ability to anticipate changes in consumer preferences, the technical capability of its innovation staff in developing and testing product prototypes, including complying with applicable governmental regulations, and the success of its management and sales and marketing teams in marketing its new and existing products, including familiarizing consumers in the United States with biltong. Failure to develop and market new products that appeal to consumers may lead to a decrease in Stryve’s sales and impact its ability to achieve profitability. Additionally, the development and introduction of new products requires substantial research, development and marketing expenditures, which Stryve may be unable to recoup if the new products do not gain widespread market acceptance.

Stryve may not be able to successfully implement its growth strategies, expand its brands, develop brand loyalty or continue to maintain growth in sales at its current rate, or at all. If Stryve fails to implement its growth strategies or if it invests resources in growth strategies that prove unsuccessful, its sales and ability to achieve profitability may be negatively affected, which would materially and adversely affect its business, financial condition and results of operations.

If Stryve fails to effectively manage its manufacturing and production capacity, its business and operating results and brand reputation could be harmed.

If Stryve does not have sufficient capacity to meet its customers’ demands and to satisfy increased demand, it will need to expand its operations, supply and manufacturing capabilities. Stryve may not be able to effectively scale production processes and effectively manage its supply chain requirements. Stryve may not be able to accurately forecast demand for its products, since its forecasts are based on multiple assumptions. Any failure to accurately forecast demand for its products may affect Stryve’s ability to obtain adequate manufacturing capacity (whether its own manufacturing capacity or co-manufacturing capacity) in order to meet the demand for its products, which could harm its brand and business, and in some cases may result in discounts, credits or other payments to customers or distributors if it is unable to fulfill orders placed by them in a timely manner or at all.

If Stryve overestimates demand for its products, it may have significantly underutilized assets and may experience reduced margins. If Stryve does not accurately align its manufacturing capabilities with demand for its products, its business, financial condition and results of operations could be materially and adversely affected.

Most of Stryve’s products are manufactured in its single facility in Oklahoma and any damage to or disruption at this facility would materially and adversely affect its business, financial condition and results of operations.

Stryve manufactures a significant majority of its products at a single facility in Oklahoma. A natural disaster, tornado, fire, power interruption, pandemic, work stoppage (due to a COVID-19 outbreak or otherwise), regulatory or food safety issue or other problem at this facility would significantly disrupt Stryve’s ability to manufacture and deliver its products and operate its business. Stryve’s manufacturing facility and equipment is costly and may require substantial time to replace or repair if necessary. During such time, Stryve may not be able to find suitable co-manufacturers to replace the output from Stryve’s facility on a timely basis or at a reasonable cost, if at all. Stryve may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure or delays in raw material deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in Stryve’s business. While Stryve has property and business interruption insurance for its manufacturing facility, such insurance may not be sufficient to cover all of Stryve’s potential losses, and may not continue to be available on acceptable terms, or at all. Any disruption in the operation of Stryve’s manufacturing facility, or damage to a material amount of its equipment or inventory, would materially and adversely affect its business, financial condition and results of operations.

Beef, raw material and packaging costs can be volatile and may rise significantly, which may negatively impact the ability of Stryve to achieve profitability.

Stryve purchases large quantities of raw materials to make its products, including beef. Historically, beef prices have fluctuated in response to a number of factors, including changes in the United States government farm support programs, changes in international agricultural and trading policies, weather, animal disease and other conditions. In addition, Stryve purchases and uses significant quantities of cardboard, film and plastic to package its products. Costs of raw materials, ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade and agricultural programs. Volatility in the prices of beef, raw materials and other supplies Stryve purchases could increase its cost of sales and reduce its ability to achieve profitability. Moreover, it may not be able to implement price increases for its products to cover any increased costs and any price increases it does implement may result in lower sales volumes. If Stryve is not successful in managing its beef, raw material and packaging costs, or if it is unable to increase prices to cover increased costs or if such price increases reduce sales volumes, then such increases in costs will adversely affect its business, financial condition and results of operations.

Stryve relies on a limited number of third-party suppliers, and may not be able to obtain beef and other raw materials on a timely basis or in sufficient quantities to produce its products or meet the demand for its products.

Stryve relies on a limited number of vendors and key brokers to supply it with beef and other raw materials, and its financial performance depends in large part on its ability to purchase beef and other raw materials in sufficient quantities at competitive prices. Stryve is not assured of continued supply or pricing of beef or other raw materials. Stryve typically does not have any formal contracts or agreements in place with any meat providers and purchases meat as demand requires in order to produce its products. Any of Stryve’s suppliers could discontinue or seek to alter their relationship with Stryve. If Stryve’s suppliers experience problems with their businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences, it could impair Stryve’s ability to obtain sufficient raw materials.

Given the minimally processed nature of biltong production, the quality of the beef used in Stryve’s products is important. Currently, the availability of grass-fed beef in the United States can be scarce at times, and may require Stryve to seek such beef internationally. Any interruption in the supply of high quality beef due to supply, disease or other unforeseen circumstances would negatively impact Stryve’s business. If Stryve needs to replace an existing beef supplier or another supplier of raw materials, there can be no assurance that supplies will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to Stryve in order to meet its requirements, fill orders in a timely manner or meet Stryve’s quality standards. Any disruption in the supply of beef or other raw materials from its suppliers could materially and adversely affect its business, financial condition and results of operations.

Stryve relies on sales to a limited number of retailers and losing one or more such retailers could materially and adversely affect its business, financial condition and results of operations.

A significant portion of Stryve’s sales is generated from a limited number of retailers. These retailers, or other large customers, may take actions that affect Stryve for reasons it cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, the perceived quality of Stryve’s products and the availability of competing products. There can be no assurance Stryve’s customers will continue to purchase its products in the same quantities or on the same terms as in the past.

Stryve’s customers rarely provide it with firm, long- or short-term volume purchase commitments. As a result, Stryve could have periods with limited orders for its products while still incurring costs related to workforce maintenance, marketing, manufacturing and general corporate expenses. Stryve may not find new customers to supplement its revenue in periods when it experiences reduced purchase orders, or recover fixed costs incurred during those periods, which could materially and adversely affect Stryve’s business, financial condition and results of operations.

Consolidation of customers or the loss of a significant customer could negatively impact Stryve’s sales and ability to achieve profitability.

Supermarkets in North America and elsewhere continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry, and increase their emphasis on private label products, all of which could negatively impact Stryve’s business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on Stryve’s business.

The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact Stryve’s sales and ability to achieve profitability. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers. Consequently, Stryve’s financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers. A retailer may take actions that affect Stryve for reasons that cannot be anticipated or controlled, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of Stryve’s products. Despite operating in different channels, Stryve’s retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that could negatively affect Stryve’s business, financial condition and results of operations.

Stryve’s growth may be limited if it is unable to add additional shelf or retail space for its products.

Stryve’s results will depend on its ability to drive revenue growth, in part, by expanding the distribution channels for its products. However, Stryve’s ability to do so may be limited by an inability to secure additional shelf or retail space for its products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide sufficient shelf space nor that online retailers will provide Stryve online access to their platform to enable Stryve to meet its growth objectives.

Changes in retail distribution arrangements may result in the temporary loss of retail shelf space and disrupt sales of food products which could materially and adversely affect Stryve’s business, financial condition and results of operations.

From time to time, retailers may change distribution centers that supply some of their retail stores. If a new distribution center or partner has not previously distributed Stryve’s products in that region, it may take time for a retailer’s distribution center or partner to begin distributing new products in its region. Even if a retailer approves a new distribution method in a region, Stryve’s sales may decline while the transition in distribution method takes place. If Stryve does not get approval to have its products offered in a new distribution region or if getting this approval takes longer than anticipated, Stryve’s business, financial condition and results of operations may be materially and adversely affected.

Additionally, Stryve relies on the performance of distribution partners to ensure the timely and accurate distribution of its products to certain retail customers. Should one of these distributions partners fail to timely and accurately distribute Stryve’s products, it may result in limited products available for purchase, poor supplier reviews, and potentially loss of retail shelf space which could materially and adversely affect Stryve’s business, financial condition and results of operations.

Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising, and product or packaging damages, as well as undelivered or unsold food products may disrupt Stryve’s customer relationships and could materially and adversely affect its business, financial condition and results of operations.

Retailers may charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with manufacturers that result in the sharing of promotional and advertising costs among the retail customer, distributor or manufacturer. As the retail industry has consolidated and become more competitive, retailers have sought greater participation by manufacturers in cooperative promotional and advertising arrangements and may seek to pass on unanticipated increases in promotional and advertising costs to distributors and manufacturers. If Stryve is charged significant and unanticipated promotional allowances or advertising charges directly or indirectly by retail customers, or if Stryve, its third-party distributors, retailers or its other direct or indirect customers take substantial charge-backs or return material amounts of its products, its operating results and liquidity could be harmed, perhaps substantially. Moreover, unresolved disagreements with retail customers concerning invoiced costs to carry its products could significantly disrupt or cause the termination of customer relationships. If Stryve fails to effectively manage costs and charges concerning promotional allowances, advertising charges, charge-backs or returns, such failures could materially and adversely affect Stryve’s business, financial condition and results of operations.

Stryve offers a limited number of products and any change in consumer demand for biltong products or meat products in general could materially and adversely affect its business, financial condition and results of operations.

Dried meat snack products have been the focal point of Stryve’s sales, product development and marketing efforts and Stryve believes that such products will continue to constitute the primary portion of its sales and cash flow for the foreseeable future. Any change in consumer perceptions or negative developments associated with the consumption, safety, health or benefits of the human consumption of meat, including but not limited to biltong and beef jerky products, could cause a decrease in demand for biltong or meat products in general, which would negatively impact Stryve’s business and operations. Stryve may also be unable to convince healthy snackers to try its meat snack products. In addition, Stryve cannot be certain that it will be able to expand to new product offerings, as the food industry in general involves evolving consumer preferences and new and changing nutritional and health-related concerns. If Stryve is unable to identify and react appropriately to changes in consumer trends, demands and preferences, it may experience reduced demand and price reduction for its products, which could materially and adversely affect its business, financial condition and results of operations.

Stryve may not successfully increase production capacity at its manufacturing facility or its facility may not operate in accordance with its expectations.

Stryve may on occasion experience unanticipated increases in orders of its products from retailers that it may not yet have the manufacturing capacity to fulfill on a timely basis. If Stryve cannot timely fill orders for its products, its reputation with these retailers may be harmed, which could materially and adversely affect its business, financial condition and results of operations. Any substantial delay in Stryve’s plan to increase the production capacity of the facility may hinder Stryve’s ability to fill anticipated orders, grow its business or achieve profitability.

Failure by transportation providers to deliver Stryve’s products on time, or at all, could result in lost sales.

Stryve relies upon third-party transportation providers for its product shipments. The utilization of delivery services for shipments is subject to risks, including increases in fuel prices, employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet shipping needs. Stryve could face logistical difficulties that could adversely affect deliveries or could incur costs and expend resources in connection with a change or providers. Any significant delays in product shipments could materially and adversely affect its business, financial condition and results of operations.

If Stryve fails to cost-effectively acquire new customers or retain its existing customers or its consumers, or if it fails to derive revenue from its existing customers consistent with its historical performance, its business could be materially and adversely affected.

Stryve’s success, and its ability to increase revenue and achieve profitably, depends in part on its ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing consumers engaged so that they continue to purchase Stryve’s products. If Stryve is unable to cost-effectively acquire new customers, retain existing customers or keep existing consumers engaged, its business, financial condition and results of operations would be materially adversely affected. If consumers do not perceive Stryve’s product offerings to be healthy, of sufficient value and quality, or if it fails to offer new and relevant product offerings, it may not be able to attract or retain customers or engage existing consumers so that they continue to purchase products.

If Stryve fails to manage its growth effectively, its business could be materially adversely affected.

Stryve has grown rapidly since inception and anticipates further growth. This growth has placed significant demands on its management, financial, operational, technological, and other resources. The anticipated growth of Stryve’s business and product offerings will place additional significant demands on management and operations teams and require significant additional resources, which may not be available on a timely basis or at an acceptable cost, or at all. If Stryve does not effectively manage its growth, it may not be able to execute on its business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, or maintain high-quality product offerings, any of which could materially and adversely affect its business, financial condition and results of operations.

Stryve may not have or be able to generate sufficient cash to meet its debt service obligations.

Stryve’s ability to meet its debt service obligations or to refinance its debt, depends on its operating and financial performance, which will be affected by Stryve’s ability to successfully implement its business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond its control. If Stryve cannot generate sufficient cash to meet its debt service requirements or if Stryve is unable to refinance its debt, Stryve may, among other things, need to delay planned capital expenditures or investments or sell material assets to meet those obligations.

If Stryve is not able to refinance any or all of its debt, obtain additional financing or sell assets, including engaging in sale and leaseback transactions, on commercially reasonable terms or at all, it may not be able to satisfy its debt obligations. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions with respect to other indebtedness may become payable on demand and Stryve may not have sufficient funds to repay all of its debts.

Stryve may face difficulties as it expands its operations into countries in which it has no prior operating experience.

Stryve may expand into countries other than the United States, such as less developed countries which may have less political, social or economic stability and less developed infrastructure and legal systems. In addition, it may be difficult for Stryve to understand and accurately predict taste preferences and purchasing habits of consumers in new geographic markets. It would be costly to establish, develop and maintain international operations and develop and promote Stryve’s brands in international markets. If Stryve expands its business into new countries, it may encounter regulatory, legal, personnel, technological and other difficulties that increase its expenses and/or delay its ability to operate profitably in such countries, which may have a material adverse effect on its business and brand.

Stryve may need additional capital and it may not be available on acceptable terms or at all.

Stryve may need to access additional capital to grow or finance its operations or acquisitions of other products or businesses. However, financing may not be available to Stryve on acceptable terms, or at all. Stryve’s ability to obtain additional financing will be subject to several factors, including market conditions, its operating performance and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unattractive, if available. If Stryve cannot generate sufficient funds from operations or raise additional capital on a timely basis when needed, its growth or operations could be impeded.

Certain of Stryve’s obligations have been guaranteed by its founders and management, and Stryve may not have the capital or assets available to replace or supplement those guarantees if necessary.

Stryve’s founders and members of its management team have guaranteed certain of Stryve’s current debt obligations and obligations to lessors of its facilities. If these guarantees cease to be available, or the lenders or lessors, as applicable, require supplemental guarantees, Stryve may become obligated to replace or supplement such guarantees. If Stryve is unable to replace or supplement such guarantees, it may need to repay these obligations or obtain replacement financing, and there is no assurance that such financing will be available to Stryve on acceptable terms, or at all, which could materially and adversely affect its business, financial condition and results of operations.

Litigation or legal proceedings could expose Stryve to significant liabilities and have a negative impact on its reputation or business.

From time to time, Stryve may be party to various claims and litigation proceedings. Stryve evaluates these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, it may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from its assessments and estimates.

Lawsuits may divert Stryve’s management’s attention, and Stryve may incur significant expenses in defending any lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in any legal dispute may result in monetary damages, penalties or injunctive relief, which could have a material adverse effect on Stryve’s financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage Stryve’s reputation and make it more difficult to compete effectively or to obtain adequate insurance. Furthermore, while Stryve maintains insurance for certain potential liabilities, such insurance does not cover all types of potential liabilities and is subject to various exclusions, as well as limits on amounts recoverable.

Failure to retain Stryve’s senior management may adversely affect its business, financial condition and results of operations.

Stryve’s success is substantially dependent on the continued service of certain members of its senior management, including its Chief Executive Officer, Joe Oblas, and its Chief Financial and Operating Officer, Alex Hawkins. These executives have been primarily responsible for determining the strategic direction of Stryve’s business and for executing its growth strategy and are integral to its brand, culture and the reputation it enjoys with suppliers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on Stryve’s business, financial condition and results of operations, as it may not be able to find suitable individuals to replace them on a timely basis, if at all.

Stryve intends to grow through acquisitions or joint ventures and it may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

Stryve intends to pursue acquisitions or joint ventures involving products that complement its existing products, as well as brands in new categories and new geographies, to expand its business to include other nutritional snacks and potentially other food products. Stryve may not be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions it may complete.

Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase target prices and/or materially and adversely affect Stryve’s ability to consummate transactions on favorable terms. These risks include the potential unavailability of financial resources necessary to consummate acquisitions, the risk that Stryve overpays for an acquisition, the potential inability to identify all of the risks and liabilities inherent in a target company or assets notwithstanding diligence efforts, the diversion of management’s attention from the day-to-day operations of the business and additional strain on existing personnel, increased leverage resulting from any debt financing that may be required to complete an acquisition, and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

Any acquisitions may pose risks associated with entry into new geographic markets, distribution channels, lines of business or product categories, where Stryve may not have significant prior experience. Potential acquisitions may entail significant transaction costs and require significant management time and distraction from its core business, even where it cannot consummate or decides not to pursue a particular transaction.

Integration of acquired entities can involve significant difficulties. These include the failure to achieve financial or operating objectives regarding an acquisition, systems, operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and retaining key personnel of an acquired business. Failure to manage these risks could have an adverse effect on Stryve’s business.

If Stryve is unable to implement appropriate systems, procedures and controls, it may not be able to successfully offer its products and grow its business and account for transactions in an appropriate and timely manner.

Stryve’s ability to successfully offer its products, grow its business and account for transactions and its inventories in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. Stryve currently does not have an integrated enterprise resource planning system and certain other automated management, inventory management, material resource planning and accounting systems. Stryve’s systems will require modifications and improvements to respond to changes in its business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could adversely affect its business, financial condition and results of operations.

Stryve relies upon Amazon, Shopify and other vendors to host and operate portions of its e-commerce business and platforms and any disruption of or interference with its use of these services would adversely affect its business, financial condition and results of operations.

Stryve outsources the hosting and operation of some of its e-commerce business and platforms to infrastructures like Amazon, Shopify and other vendors. Customers of Stryve’s products need to be able to access these platforms and websites to shop, review our product offerings and prices and purchase its products. Some of its vendors run their own platform that Stryve accesses, and it is, therefore, vulnerable to service interruptions. Stryve has experienced and expects that in the future it may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks.

If Stryve’s customers are unable to purchase its products within a reasonable amount of time or at all, then Stryve’s business, financial condition and results of operations could be adversely affected. In some instances, Stryve may not be able to identify the cause or causes of these performance problems within a period of time acceptable to its customers. Any of the above circumstances or events may possibly move customers to stop purchasing Stryve’s products, impair its ability to increase revenue from existing customers, impair its ability to grow its customer base and otherwise harm its business, financial condition and results of operations.

Stryve relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm its ability to operate its business.

Stryve is dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of its business. A failure of information technology systems to perform as anticipated could disrupt Stryve’s business and result in transaction errors, processing inefficiencies and loss of sales, causing the business to suffer. In addition, Stryve’s information technology systems may be vulnerable to damage or interruption from circumstances beyond its control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could materially and adversely affect its business, financial condition and results of operations.

A cybersecurity incident or other technology disruptions could negatively impact business, financial condition, results of operations and relationships with customers.

Stryve uses computers in substantially all aspects of its business operations, including direct sales through its e-commerce website. It also uses mobile devices, social networking and other online activities to connect with employees, suppliers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Stryve’s business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about it and its business partners. As Stryve pursues a strategy to grow through acquisitions and to pursue new initiatives that improve its operations and cost structure, it will also be expanding its reliance on information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If Stryve fails to assess and identify cybersecurity risks associated with acquisitions and new initiatives, it may become increasingly vulnerable to such risks. While Stryve has implemented measures intended to prevent security breaches and cyber incidents, its preventative measures and incident response efforts may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with information technology systems or the technology systems of third parties on which it relies, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could materially and adversely affect its business, financial condition and results of operations.

Disruptions in the U.S. or worldwide economy may materially and adversely affect Stryve’s business, financial condition and results of operations.

Adverse and uncertain economic conditions, such as those caused by the COVID-19 pandemic, may impact distributor, retailer and consumer demand for Stryve’s products. In addition, Stryve’s ability to manage normal commercial relationships with its suppliers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Stryve’s results of operations depend upon, among other things, its ability to maintain and increase sales volume with existing distributors and retailer customers, its ability to attract new consumers, the financial condition of its consumers, and its ability to provide products that appeal to consumers at attractive prices. Prolonged unfavorable economic conditions may have an adverse effect on Stryve’s sales and ability to achieve profitability, which could materially and adversely affect its business, financial condition and results of operations.

Stryve could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations.

Stryve could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations and changes in tax law could reduce its after-tax income and adversely affect its business and financial condition. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the U.S. Internal Revenue Code of 1986 (the “Code”), as amended, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on our financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

In addition, Stryve’s effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex and often open to interpretation. In the future, the tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect Stryve’s ability to attract and retain key personnel.

Stryve’s only significant asset is its ownership interest in Holdings and such ownership may not be sufficient to pay dividends or make distributions or loans to enable it to pay any dividends on its outstanding shares or to satisfy our other financial obligations, including any payments required to be made by us under the Tax Receivables Agreement (as defined below).

We are a holding company and have no material assets other than our ownership of Class A common units of Holdings. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses (including expenses as a publicly traded company) and pay any dividends in the future will be dependent upon the financial results and cash flows of our subsidiaries.

The financial condition and operating requirements of our subsidiaries may limit our ability to obtain cash from Holdings. There can be no assurance that our subsidiaries will generate sufficient cash flow to enable Holdings to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If Holdings does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds, it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

Our subsidiary will be treated as a disregarded entity for U.S. federal income tax purposes and is wholly owned by Holdings, which will be taxed as a partnership U.S. federal income tax purposes. As such, both Holdings and our subsidiaries will not be subject to any entity-level U.S. federal income tax. Instead, taxable income and taxable loss of Holdings and our subsidiaries will be allocated by Holdings, for U.S. federal income tax purposes, to the holders of Holdings Units. Under the terms of the Amended Holdings Operating Agreement, Holdings is obligated to make pro rata tax distributions to holders of Holdings Units calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including payment obligations under the tax receivables agreement between the Company, Holdings, and Stryve Food Holdings, LLC (the "Tax Receivables Agreement") (as previously disclosed on our Current Report on Form 8-K filed on July 26, 2021), which could be significant and some of which will be reimbursed (excluding payment obligations under the Tax Receivables Agreement). For so long as we are Managing Member (as defined in the Amended Holdings Operating Agreement) of Holdings, we intend to cause Holdings to make ordinary distributions and tax distributions to the holders of Holdings Units on a pro rata basis in amounts sufficient to enable us to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivables Agreement and dividends, if any, declared by us. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Holdings and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained any debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. To the extent we are unable to make payments under the Tax Receivables Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments under the Tax Receivables Agreement, which could be substantial.

We anticipate that the distributions received from Holdings may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivables Agreement. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A common stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders.

The Tax Receivables Agreement requires us to make cash payments to the TRA Holders (as defined below) in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivables Agreement may (i) exceed any actual tax benefits the Tax Group (as defined below) realizes or (ii) be accelerated.

At the Closing of the Business Combination, we, Holdings and Seller entered into the Tax Receivables Agreement. Pursuant to the Tax Receivables Agreement, we will generally be required to pay the holders of Seller Consideration Units (the "TRA Holders") 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that we and our applicable subsidiaries (collectively, the "Tax Group") realize, or are deemed to realize, as a result of certain Tax Attributes, which include:

•
tax basis adjustments resulting from taxable exchanges of Holdings Class B common units and Class V common stock (including any such adjustments resulting from certain payments made by us under the Tax Receivables Agreement) acquired by us from a TRA Holder pursuant to the terms of the Amended Holdings Operating Agreement; and
•
tax deductions in respect of portions of certain payments made under the Tax Receivables Agreement

(each of the foregoing, collectively, the “Tax Attributes”).

Payments under the Tax Receivables Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to the review and consent of a representative of Stryve Foods Holdings, LLC), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we may take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivables Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivables Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivables Agreement. As a result, there might not be future cash payments against which such excess can be applied, and we could be required to make payments under the Tax Receivables Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

Moreover, the Tax Receivables Agreement will provide that, in certain early termination events, we will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivables Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all Class B common units of Holdings and Class V common stock that had not yet been exchanged for Class A common stock are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under the Tax Receivables Agreement will be our obligations and not obligations of Holdings. Any actual increase in our allocable share of Holdings and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of an exchange of Seller Consideration Units by a TRA Holder pursuant to the terms of the Amended Holdings Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that we will be required to make under the Tax Receivables Agreement are outside of our control, we expect that the aggregate payments we will be required to make under the Tax Receivables Agreement could be substantial and, if those payments substantially exceed the tax benefit we realize in a given year or in the aggregate, could have an adverse effect on our financial condition, which may be material.

Any payments made by us under the Tax Receivables Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Company. To the extent that we are unable to make timely payments under the Tax Receivables Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments due under the Tax Receivables Agreement. Furthermore, our future obligation to make payments under the Tax Receivables Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivables Agreement.

Regulatory Risks

The removal of USDA inspectors from Stryve’s facility would materially adversely impact its business, financial condition and results of operations.

Stryve has been granted a full grant of inspection with respect to its manufacturing facility in Oklahoma which allows Stryve to manufacture and produce its products. Stryve’s operations at its Oklahoma facility require inspections conducted under the supervision of a USDA inspector and requires Stryve to meet certain regulatory requirements including but not limited to having a written Hazard Analysis Critical Control Points (HACCP) plan, sanitation Standard Operating Procedures (SOPs) and other regulatory requirements. If Stryve were to lose such grant of inspection, Stryve would be unable to operate its manufacturing facility in Oklahoma and the production of Stryve’s products would cease immediately due to the prohibition of production under the Federal Meat Inspection Act of processing and distributing meat without federal inspection. Given the difficulty in procuring USDA inspection approval of biltong production, it is unlikely that Stryve could procure alternative production of its biltong products in a timely fashion. As a result, the loss of its grant of inspection would have an adverse effect on Stryve’s sales and ability to achieve profitability, which could materially and adversely affect its business, financial condition and results of operations.

Stryve is subject to extensive government regulations and a failure to comply with such regulations could materially and adversely affect its business, financial condition and results of operations.

Stryve’s operations are subject to extensive regulation by the United States Department of Agriculture (USDA), the Food and Drug Administration (FDA), the Federal Trade Commission (FTC) and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by it. Specifically, Stryve is subject to the requirements of the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the FDA and the Federal Meat Inspection Act and regulations promulgated thereunder by the USDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food and food ingredients. Under this regulatory program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or GMPs, and supplier verification requirements. Stryve’s processing facilities are subject to periodic inspection by federal, state and local authorities and if Stryve cannot manufacture products that conform to the strict regulatory requirements of the FDA, USDA or others, it may be subject to adverse inspectional findings or enforcement actions, which could materially impact its ability to market its products or could result in a recall of a product that has already been distributed. The USDA has also issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat processing plants to develop and implement sanitary operating procedures and other program requirements. OSHA oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury.

If a regulatory authority determines that Stryve has not complied with the applicable regulatory requirements, it could materially and adversely affect its business, financial condition and results of operations.

Stryve will be subject to international regulations that could materially and adversely affect its business, financial condition and results of operations.

Stryve will be subject to extensive regulations internationally where it manufactures, distributes and/or sells its products. Currently, Stryve sells its products into Canada and Mexico and may expand to additional countries. Stryve’s products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. If Stryve fails to comply with applicable laws and regulations in other jurisdictions, it could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could materially and adversely affect its business, financial condition and results of operations.

Changes in the legal and regulatory environment could limit Stryve’s business activities, increase its operating costs, reduce demand for its products or result in litigation.

Elements of Stryve’s business, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of Stryve’s products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, and the laws and regulations administered by government entities and agencies outside the United States in markets in which Stryve’s products or components thereof, such as packaging, may be made, manufactured or sold. These laws, regulations and interpretations thereof may change, sometimes dramatically, because of a variety of factors, including political, economic or social events. Such factors may include changes in:

•
food and drug laws (including FDA and USDA regulations) including those relating to manufacturing of ready to eat meat products;
•
laws related to product labeling;
•
advertising and marketing laws and practices;
•
laws and programs restricting the sale and advertising of certain products;
•
laws and programs aimed at reducing, restricting or eliminating ingredients present in certain products;

•
laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain products;
•
state consumer protection and disclosure laws;
•
taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of certain products;
•
competition laws;
•
anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the UK Bribery Act of 2010 (the “Bribery Act”);
•
economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”) and the European Union (“EU”);
•
laws relating to export, re-export, transfer, tariffs and import controls, including the Export Administration Regulations, the EU Dual Use Regulation and the customs and import laws administered by the U.S. Customs and Border Protection;
•
employment laws;
•
privacy laws; and
•
farming and environmental laws.

New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes, tariffs or other limitations on the sale of Stryve’s products, ingredients in its products or commodities used in the production of its products, may alter the environment in which it does business and, therefore, may affect its operating results or increase its costs or liabilities.

Legal claims, government investigations or other regulatory enforcement actions could subject Stryve to civil and criminal penalties.

Stryve operates in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, Stryve is subject to heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although Stryve has implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that its employees, temporary workers, contractors or agents will not violate its policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of Stryve’s failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect Stryve’s product sales, reputation, financial condition and operating results; including a cessation of operations at Stryve’s manufacturing facility. In addition, the costs and other effects of defending potential and pending litigation and administrative actions may be difficult to determine and could materially and adversely affect its business, financial condition and results of operations.

Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect Stryve’s business by exposing it to lawsuits, product recalls or regulatory enforcement actions, increasing its operating costs and reducing demand for its product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death related to allergens, food-borne illnesses or other food safety incidents caused by products Stryve sells, or involving its suppliers, could result in the discontinuance of sales of these products or its relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to its reputation. Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose Stryve to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against Stryve may exceed or be outside the scope of its insurance policy coverage or limits. Any judgment against Stryve that is more than its policy limits or not covered by its policies or not subject to insurance would have to be paid from cash reserves, which would reduce is capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected ingredients, resulting in higher costs, disruptions in supply and a reduction in sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by Stryve’s actions, could compel Stryve, its suppliers, distributors or customers, depending on the circumstances, to conduct a recall in accordance with FDA and/or USDA regulations, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on the ability to attract new customers due to negative consumer experiences or because of an adverse impact on Stryve’s brand and reputation. The costs of a recall could exceed or be outside the scope of Stryve’s insurance policy coverage or limits.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and Stryve, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into consumer products as well as product substitution. Recently issued FDA regulations will require companies like Stryve to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If Stryve does not adequately address the possibility, or any actual instance, of product tampering, it could face possible seizure or recall of its products and the imposition of civil or criminal sanctions, which could materially and adversely affect its business, financial condition and results of operations.

Risks Related to Intellectual Property

Stryve may not be able to adequately protect its intellectual property and other proprietary rights that are material to its business.

Stryve’s ability to compete effectively depends in part upon protection of its rights in trademarks, trade dress, trade secrets and other intellectual property and other proprietary rights. Stryve’s use of contractual provisions, confidentiality procedures and agreements, and trademark, unfair competition, trade secret and other laws to protect its intellectual property and other proprietary rights may be inadequate. Stryve may not be able to preclude third parties from using its intellectual property rights with respect to its products, its processes with respect to the air-drying of its meat products in a manner satisfactory to the USDA and other regulators, and may not be able to leverage its branding beyond its current product offerings. In addition, Stryve’s trademark or other intellectual property applications may not always be granted. Third parties may oppose Stryve’s intellectual property applications, or otherwise challenge its use of its trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate Stryve’s intellectual property, and changes in applicable laws could serve to lessen or remove the current legal protections available for its intellectual property. Any legal action that Stryve may bring to protect its brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. Any litigation or claims brought against Stryve, for trademark infringement or related matters, even without merit, could result in substantial costs and diversion of its resources. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against Stryve could prevent it from providing its products or services, or could require it, if it is unable to license such third-party intellectual property on reasonable terms, to redesign or rebrand its products or product packaging. Any of the foregoing results could materially and adversely affect its business, financial condition and results of operations.

Risks Related to Stryve Being a Public Company

Stryve has not previously been managed as a public company and its current resources may not be sufficient to fulfill its public company obligations.

Following the Business Combination, Stryve is subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Stryve does not currently have the resources typically needed to operate a publicly-traded company. Stryve’s internal infrastructure may not be adequate to support its increased reporting obligations, and it may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome its lack of experience or employees. The post-combination business could be adversely affected if Stryve’s internal infrastructure is inadequate, if it is unable to engage outside consultants or if it is otherwise unable to fulfill its public company obligations.

Stryve will incur significantly increased costs as a result of operating as a public company, and its management will be required to devote substantial time to compliance efforts.

Stryve will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as related rules implemented by the SEC, impose substantial burdens related to corporate governance practices of public companies. Stryve expects that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase its expenses, including Stryve’s legal and accounting costs, and make some activities more time-consuming and costly. For example, these laws, rules and regulations to have made it more expensive for Stryve to obtain director and officer liability insurance. A substantial increase in Stryve’s legal, accounting, insurance and certain other expenses in the future will negatively impact its business, results of operations and financial condition.

If Stryve does not maintain effective internal control over financial reporting, it could fail to report its financial results accurately.

Effective internal control over financial reporting is necessary for Stryve to provide reliable financial reports. Stryve may discover areas of its internal control over financial reporting that need improvement. Stryve has not historically documented its internal controls, and if in the future Stryve identifies a control deficiency that rises to the level of a material weakness in its internal controls over financial reporting, this material weakness may adversely affect its ability to record, process, summarize and report financial information timely and accurately and, as a result, its financial statements may contain material misstatements or omissions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. If Stryve fails to properly and efficiently maintain an effective internal control over financial reporting, it could fail to report its financial results accurately.

Risks Related to Stryve’s Securities and Capital Structure

The price for our securities has been volatile and is likely to be volatile in the future.

Fluctuations in the price of Stryve’s securities could contribute to the loss of all or part of your investment. The trading price of Stryve’s securities has been volatile and subject to wide fluctuations in response to various factors, some of which are beyond its control. Any of the factors listed below could have a material adverse effect on your investment in Stryve’s securities and its securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Stryve’s securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in quarterly financial results or the quarterly financial results of companies perceived to be similar
•
changes in the market’s expectations about our operating results;
•
success of competitors;
•
operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
•
operating and stock price performance of other companies that investors deem comparable to us;
•
our ability to market new and enhanced products on a timely basis, including the continued appeal and reputations of celebrity endorsers;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•
the volume of shares of Class A common stock available for public sale;
•
any major change in our Board or management;
•
sales of substantial amounts of our Class A common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, pandemics, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stock of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the Nasdaq. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity with respect to our securities;
•
a determination that shares of our Class A common stock are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and warrants are listed on Nasdaq, our securities are covered securities. If we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which our securities are offered.

Delaware Law and the Charter contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Charter and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board, and therefore depress the trading price of the Company’s Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, the Charter and the Bylaws include provisions regarding:

•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Company Board;
•
the ability of the Company Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, the Company’s directors and officers;

•
the right of the Company Board to elect a director to fill a vacancy created by the expansion of the Company Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Company Board;
•
the requirement that directors may only be removed from the Company Board for cause;
•
the requirement that a special meeting of stockholders may be called only by the Company Board, the chairman of the Company Board or the Company’s chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of the Company Board and stockholder meetings;
•
the requirement for the affirmative vote of holders of 66 2/3% of the voting power of the outstanding voting capital stock of the Company, voting together as a single class to amend, alter, change or repeal certain provisions in the Charter and the Bylaws, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•
the ability of the Company Board to amend the Bylaws, which may allow the Company Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;
•
advance notice procedures with which stockholders must comply to nominate candidates to the Company Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;
•
the ability of the Company Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, the Company’s directors and officers;
•
the right of the Company Board to elect a director to fill a vacancy created by the expansion of the Company Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Company Board;
•
the requirement that directors may only be removed from the Company Board for cause;
•
the requirement that a special meeting of stockholders may be called only by the Company Board, the chairman of the Company Board or the Company’s chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of the Company Board and stockholder meetings;
•
the requirement for the affirmative vote of holders of 66 2/3% of the voting power of the outstanding voting capital stock of the Company, voting together as a single class to amend, alter, change or repeal certain provisions in the Certificate of Incorporation and the Bylaws, respectively, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•
the ability of the Company Board to amend the Bylaws, which may allow the Company Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to the Company Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company Board or management.

In addition, as a Delaware corporation, the Company is generally subject to provisions of Delaware law, including the DGCL. Although the Company elected not to be governed by Section 203 of the DGCL, certain provisions of the Charter do, in a manner substantially similar to Section 203 of the DGCL, prohibit certain Company stockholders (other than those stockholders who are party to a stockholders’ agreement with the Company) who hold 15% or more of the Company’s outstanding capital stock from engaging in certain business combination transactions with the Company for a specified period of time unless certain conditions are met.

Any provision of the Charter, the Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’s capital stock and could also affect the price that some investors are willing to pay for the Company’s common stock.

Provisions in the Charter and Delaware law may have the effect of discouraging lawsuits against the directors and officers of the Company.

The Charter requires that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL, the Charter or the Bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision will not apply to claims under the Exchange Act, but will apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

Although we believe this provision will benefit the Company by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against the Company’s directors and officers.

We may be subject to securities litigation, which is expensive and could divert management attention.

The per share price of the Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer shares of Class A commons stock upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call warrants for redemption after the redemption criteria described elsewhere herein have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in the Company.

The terms of the warrants may be amended in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

The warrants were issued in registered form pursuant to a warrant agreement (the “Warrant Agreement”) between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The Warrant Agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, the terms of the warrants may be amended in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. We may amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants to effect any change thereto, including to increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares purchasable upon exercise of a warrant.

The Warrants may not be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per share. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our future financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment and determined to classify the Private Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly and such fluctuations are outside of our control. We expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and those amounts could be material.

We are an emerging growth company within the meaning of the Securities Act and have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies; this could make the Company’s securities less attractive to investors and may make it more difficult to compare the Company’s performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and have taken advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, our shareholders may not have access to certain information they may deem important. We may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which our total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the issued and outstanding shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period, meaning that the occurrence of one or more of the aforementioned events or circumstances could cause our loss of that status prior to the fifth anniversary of the date of our IPO. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of the securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard, unless early adoption is permitted by the standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Conflicts of interest may arise between the Company’s management and holders of shares of Class A common stock and/or the Company.

Because members of the Company’s senior management team will hold most or all of their economic interest in the Company through ownership of Class B common units of Holdings (and corresponding shares of Class A common stock), they may have interests that will not align with, or conflict with, those of the holders of Class A common stock or with the Company. For example, members of the Company’s senior management team may have different tax positions from those of the Company and/or holders of Class A common stock, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivables Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration tax considerations applicable to holders of the Class B common units of Holdings even where no similar benefit would accrue to the Company and the holders of the Class A common stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2021, in connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement and certain subscription agreements, the Company made the following sales of unregistered securities:

o
4,250,000 shares of Class A common stock to the private placement investors for aggregate consideration of $42.5 million; and
o
1,357,372 shares of Class A common stock to certain investors in a private placement on the closing date of the Business Combination for aggregate consideration of $10.9 million (consisting of principal and accrued interest on the Bridge Notes).

Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as they were sold to accredited investors.

On September 15, 2021, the Company entered into a Share Repurchase Agreement with various entities managed by Pura Vida Investments, LLC (collectively, the “Investors”) whereby Stryve repurchased an aggregate of 800,000 shares of its Class A common stock (the “Repurchase Shares”) from the Investors. The purchase price for the Repurchase Shares was the issuance of an aggregate of 800,000 pre-funded warrants to acquire an equal number of shares of Class A common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants do not expire and are exercisable at any time after their original issuance. The Pre-Funded Warrants were issued in reliance on the exception in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
2.1†

Business Combination Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Andina Holdings LLC, B. Luke Weil in the capacity as the Purchaser Representative, Stryve Foods LLC, Stryve Foods Holdings, LLC and R. Alex Hawkins in the capacity as the Seller Representative. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021)

3.1	First Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
3.2	Bylaws (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed in July 20, 2021)
4.1	Form of Class A Common Stock Certificate (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
4.2	Specimen Warrant Certificate (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530))
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)
4.4	Form of Pre-Funded Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 17, 2021.)
10.1

Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)

10.2	Registration Rights Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)
10.2.1	First Amendment to Registration Rights Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.3

Form of Registration Rights Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp, III and the investors named therein. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021.)

10.4

Lock-Up Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, B. Luke Weil in the capacity as the Purchaser Representative and Stryve Foods Holdings, LLC (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021.)

10.5

Form of Non-Competition and Non-Solicitation Agreement, dated as of January 28, 2021, by the equity holder of Stryve Foods, LLC party thereto in favor of Andina Acquisition Corp. III, Stryve Foods, LLC and their respective affiliates (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021)

10.6

Form of Insider Forfeiture Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Stryve Foods Holdings, LLC and the shareholder of Andina Acquisition Corp. III party thereto (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021)

10.7

Amendment to Share Escrow Agreement, dated as of January 28, 2021, by and among Andina Acquisition Corp. III, Continental Stock Transfer & Trust Company, a New York corporation, as escrow agent, and the shareholders of Andina Acquisition Corp. III party thereto. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021.)

10.8

Registration Rights Agreement, dated as of January 28, 2021, by and between Andina Acquisition Corp. III and Stryve Foods Holdings, LLC. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021.)

10.9††	2021 Omnibus Incentive Plan (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.10	Exchange Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.11	Tax Receivables Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.12	Amended Holdings Operating Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.13††	Employment Agreement with Joe Oblas. (Incorporated by reference to Exhibit 10.17 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)
10.14††	Employment Agreement with Jaxie Alt. (Incorporated by reference to Exhibit 10.18 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)

10.15††	Employment Agreement with R. Alex Hawkins. (Incorporated by reference to Exhibit 10.19 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)
10.16

Purchase and Sale Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated May 26, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.17	Lease Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated June 4, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.18	Form of Director and Officer Indemnification Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.19	Loan Agreement with Origin Bank dated May 2019 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.19.1	$3.5 Million Promissory Note in the favor of Origin Bank dated May 2019 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.19.2	Modification Agreement with Origin Bank dated June 30, 2021(Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.20	$2.0 Million Promissory Note in the favor of Origin Bank dated June 23, 2020 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.20.1	Security Agreement with Origin Bank dated June 23, 2020 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.20.2	Modification Agreement with Origin Bank dated June 30, 2021(Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.21	Loan Agreement with Origin Bank dated August 17, 2018 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.21.1	$2.2 Million Promissory Note in the favor of Origin Bank dated August 17, 2018 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
10.21.2	Modification Agreement with Origin Bank dated June 30, 2021(Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished.

† Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon its request.

†† Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC. (f/k/a ANDINA ACQUISITION CORP. III)

Date: November 19, 2021	By:	/s/ Joe Oblas
	Name:	Joe Oblas
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial and Operating Officer
(Principal Financial Officer)