Form 10-K
period 2021-12-31
STRYVE FOODS, INC.
filed 2022-03-31
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 001-38785

STRYVE FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1760117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5801 Tennyson Parkway, Suite 275 Plano, TX	75024
(Address of principal executive offices)	(Zip code)

(972) 987-5130
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock	SNAX	The NASDAQ Stock Market LLC

Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SNAXW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on June 30, 2021, as reported on the NASDAQ Capital Market, was approximately $13.5 million.

As of March 28, 2022, 12,682,746 shares of the registrant’s Class A common stock, $0.0001 par value, and 11,502,355 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III.

Auditor Firm ID: 688 Auditor Name: Marcum LLP Auditor Location: New York, NY, USA

Cautionary Statement about Forward-Looking Statements

The information in this Annual Report on Form 10-K includes “forward-looking statements.” Many statements included in this Annual Report on Form 10-K are not statements of historical fact, including statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “projection,” “should” or “will” or the negative thereof or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our market opportunity and the potential growth of that market;
•
the expected impact of the COVID-19 pandemic;
•
our strategy, expected outcomes and growth prospects;
•
trends in our operations, industry and markets;
•
our future profitability, indebtedness, liquidity, access to capital and financial condition; and
•
our integration of companies that we have acquired into our operations.

We have based these forward-looking statements on our current expectations and assumptions about future events based on information available to our management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “Risk Factors” in this Annual Report on Form 10-K. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I

Explanatory Note

Unless the context otherwise requires, all references in this report to “Stryve,” the “Company,” “we,” “us” and “our” herein refer to the parent entity formerly named Andina Acquisition Corp. III, after giving effect to the transactions consummated (the “Business Combination”) under the Business Combination Agreement, dated effective as of January 28, 2021, by and among Andina Acquisition Corp. III, Andina Holdings LLC, a Delaware limited liability company, Stryve Foods, LLC, a Texas limited liability company and Stryve Foods Holdings, LLC, a Texas limited liability company (the “Business Combination Agreement”), and as renamed Stryve Foods, Inc., and where appropriate, our consolidated subsidiaries, and references in this report to “Andina” refer to Andina Acquisition Corp. III before giving effect to the Business Combination.

ITEM 1. BUSINESS

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

Stryve’s current product portfolio consists primarily of air-dried meat snack products marketed under the Stryve®, Kalahari®, Braaitime®, and Vacadillos® brand names. Unlike beef jerky, Stryve’s all-natural air-dried meat snack products are made of beef and spices, are never cooked, generally contain zero grams of sugar, and are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives. As a result, Stryve’s products are Keto and Paelo diet friendly. Further, based on protein density and sugar content, Stryve believes that its air-dried meat snack products are some of the healthiest shelf-stable snacks available today.

Stryve distributes its products in major retail channels, primarily in North America, including grocery, club stores and other retail outlets, as well as directly to consumers through its e-commerce websites which officially launched in 2020, as well as direct to consumer through the Amazon platform.

Stryve believes increased consumer focus in the U.S. on health and wellness will continue to drive growth of the nutritional snacking category and increase demand for Stryve’s products. Stryve has shown strong sales growth since its inception in 2017. Stryve has made substantial investments since its inception in product development, establishing its manufacturing facility, and building its marketing, sales and operations infrastructure to grow its business. Stryve intends to continue to invest in product innovation and acquisition, improving its supply chain, increasing its manufacturing capacity, and expanding its marketing and sales initiatives to continue its growth.

Stryve’s Strengths

Aligned with consumer trends. Stryve believes that a number of consumer trends in the U.S. will continue to drive the growth of the nutritional snacking category and increase the demand for Stryve’s products. These trends include:

•
greater consumer focus on health and wellness;
•
nutrition guidance which recommends increased consumption of smaller, more frequent meals throughout the day;
•
preference for convenient, “better-for-you” snacks;
•
desire to reduce carbohydrate and sugar consumption; and
•
preference for snacks and other foods without additives or preservatives.

Stryve’s products are aligned with these trends, offering high protein content with limited ingredients, and generally contain zero grams of sugar, and are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives. Stryve believes its products appeal to consumers interested in an active lifestyle who are seeking protein rich, low-carbohydrate snacking options, many of whom do not currently purchase meat snacks. Based on prior studies reviewed by Stryve's management, the Company believes that less than a third of its target consumers, the healthy snack seekers in the United States, had purchased a meat snack in the prior 12 months. Stryve believes that with increased marketing and consumer education, Stryve’s meat products will appeal to healthy snack seekers.

Scalable platform with an attractive market opportunity. Stryve has grown its revenues since inception through product and brand development, as well as acquisitions of complementary products. According to Statista, the U.S. healthy snacking market in 2022 is estimated to be approximately $110 billion. Stryve believes that it can leverage its relationships with its retail customers and distributors to launch new products, brands and brand extensions, increase consumer recognition, and continue to expand its healthy snacking platform.

Manufacturing capacity to support growth. By manufacturing its products, Stryve believes it can maintain pricing advantages against its competitors, achieve margins that support marketing spend, streamline innovation and new product development, and capitalize on potential private label opportunities. Stryve believes that its recently-constructed, state-of-the-art manufacturing facility can support revenues of up to $100 million with limited additional capital expenditures and is the only facility of scale with a full grant of inspection from the USDA to produce air-dried, never-cooked, shelf-stable meat snack products.

Experienced management team. Stryve has built an experienced team of industry veterans with collectively over 50 years of experience across multiple branded consumer product, food and nutrition categories. Stryve’s co-founder and CEO, Joe Oblas, founded ProSupps USA, a sports nutrition brand, and co-founded Juice Stop, a smoothie company. Stryve’s co-founder and Chairman of the Board of Directors of Stryve, Ted Casey, was the founder and CEO of Dymatize Nutrition, a nutrition supplement company. Alex Hawkins, Stryve’s Chief Financial Officer, has experience acquiring, growing, and exiting businesses as a Principal at Rosewood Private Investments, a private equity firm. Bruce Boettner, Stryve’s Chief Customer Officer, previously served as the head of sales at Kashi, Evolution Fresh, and Humm Kombucha.

Data-driven direct-to-consumer business. Stryve has developed a substantial direct-to-consumer business for its brands using an in-house web fulfillment operation. By utilizing a data-driven approach to digital marketing, Stryve believes that it can more accurately target its ideal consumers.

Stryve’s Strategy

Focus on growing e-commerce. Stryve officially launched its Stryve.com direct-to-consumer business in the second quarter of 2020, and has sold its products directly to consumers through Amazon since 2018. Stryve has prioritized e-commerce as a key channel for growth, including international growth. Stryve uses focused targeted digital media to acquire, engage and retain consumers, including newsletters and discounts for initial and repeat consumer orders. E-commerce sales provide Stryve with higher margins, prompt payment, and the ability to test new product innovations. Total e-commerce sales grew from approximately $6.3 million in 2020 to approximately $10.9 million in 2021.

Pursue growth in retail stores, private label opportunities and international distribution. Stryve has a strong relationship with leading retailers and distributors, including Costco, Wal-Mart, Aldi, UNFI, KeHe, 7-Eleven and others. Stryve is working to expand its retail customer base store penetration across the food, multi-outlet and convenience segments, as well as expanding the number of products available for sale at retail locations by adding additional product flavors. Stryve is also working to grow its private label business with retail customers, which can support Stryve’s efforts to place its branded products in those customers’ locations. In addition, Stryve may seek to develop relationships with international partners to expand its product sales outside the U.S. beyond its current limited distribution in Canada and Mexico.

Leverage manufacturing capacity and existing platform to expand and strengthen product offerings. Stryve believes that its manufacturing facility located in Madill, Oklahoma is the largest air-drying meat facility operating in the U.S., and one of only a limited number of such facilities approved by the USDA. The limited number of other USDA-approved facilities currently provides a barrier to entry for potential competitors to enter the air-dried meat snack category. Stryve plans to strengthen and expand its existing product offerings with new and innovative flavors and formats, simple ingredients, and packaging alternatives, to complement its current products and take advantage of its manufacturing capabilities. In addition, Stryve will continue to enhance, strengthen and expand its existing product offerings with new and innovative flavors and forms, simple ingredients and packaging alternatives.

Continue to introduce healthy snackers to meat snacks. Stryve’s target consumers are healthy snack seekers, including consumers seeking to stay fit or diet, as well as runners, cyclists, and on-the-go families, many of whom are non-participants to the meat snack category. Stryve believes it can use social media as a cost-effective way to educate, attract and retain these consumers, utilizing targeted digital marketing, directed advertising and promotions, and informational videos. Through these efforts, Stryve is working to create a loyal group of healthy snack seeking consumers.

Stryve’s Brands and Products

Stryve’s flagship product is air-dried beef, which is marketed and sold under the Stryve®, Kalahari®, Braaitime® and Vacadillos® brand names. Stryve currently produces two forms of air-dried meat: biltong and carne seca, which were developed hundreds of years ago in South Africa and Latin America, respectively. Stryve’s biltong generally consists of high-quality beef that is primarily sourced, purchased, seasoned, dried and packaged in the United States. Stryve’s air-dried process is intended to ensure that its beef retains full flavor and tenderness. Stryve’s products are not injected with any sugar-laden marinades or preservatives and are never cooked or dehydrated over high heat like beef jerky products. Substantially all of Stryve’s air-dried meat products are manufactured in the United States at its manufacturing facility in Madill, Oklahoma, with the exception of the use of a U.S. co-manufacturer who manufactured Kalahari products prior to Stryve’s acquisition of Kalahari in December 2020.

Stryve also markets and sells meat sticks, chili bites, meat crisps, and nutrition products. Additionally, Stryve markets and sells carne seca products, which is Latin America’s version of air-dried meat, under the Vacadillos® brand name. Inspired by the cultural roots of the 62 million Hispanics living in the US today, Stryve expects its Vacadillos branded products to have mass appeal across consumer segments.

Stryve® Branded Products

The Stryve® brand is Stryve’s top-selling flagship biltong brand.

Stryve® Whole Biltong Slabs. Biltong slabs are whole slabs of lean beef that consumers can slice to their desired thickness, and are perfect for sharing as a part of a charcuterie board. Stryve® original biltong slabs are available in an eight ounce package, and each one-ounce serving contains 16 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Stryve® Sliced Biltong. Biltong slabs are sliced and packaged for an on-the-go healthy snack. Stryve® sliced biltong won the 2020 ChefsBest Award for Excellence, which is awarded to brands that surpass quality standards established by chefs. Stryve® sliced biltong is available in regular and grass-fed beef options in a variety of different flavors, including original, hickory, peppered, spicy peri peri, teriyaki and zesty garlic. Each one-ounce serving of Stryve® sliced biltong contains 16 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Stryve® Biltong Sticks. Biltong sticks are biltong turned into sticks to provide consumers with the “snap” similar to commercial beef jerky, but without the junk. Stryve® biltong sticks are available in regular, mini and bite size options in a variety of different flavor options, including original, spicy peri peri and hatch green chile. A regular size one-ounce Stryve® biltong stick and each one-ounce serving of Stryve® biltong mini stick and bites contain 14 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Stryve Nutrition. Stryve Nutrition is a functional supplement brand with an expanding portfolio of products that are intended to address performance and wellness throughout the day. Our portfolio of pre-workout powders, bone broth protein, collagen protein and functional gummies include ingredients intended to support our consumers’ nutritional goals. We will continue to address areas within the functional nutrition category where we believe there is an opportunity for us to compete favorably and will seek to offer a “best in class” product suite.

Kalahari ® Products

Kalahari® is a brand that Stryve acquired in December 2020.

Kalahari Biltong®. Kalahari Biltong® is available in original, spicy peri peri, garlic and chili lime flavors. Each two- ounce bag of Kalahari Biltong® contains 160 calories, 32 grams of protein, and zero grams of sugar.

Kalahari Crisps®. Kalahari Crisps® are crunchy, air dried beef chips that are crafted from slow-roasted thin slices of beef. Kalahari Crisps® are available in original, rosemary citrus, and southwest verde flavors. Each one-ounce bag of Kalahari Crisps® contains 100 calories, 20 grams of protein, and zero grams of sugar.

Vacadillos® Products

Stryve recently created and launched its Vacadillos® carne seca products that are targeted at Hispanic consumers. Carne seca is a Latin American version of air-dried beef.

Vacadillos® Carne Seca. Vacadillos® Carne Seca is steak that is sliced, seasoned with various spices and flavors, including chiles and lime, air-dried, and sliced into lean strips. In Latin cultures, it is eaten as a snack and used in cooking. Vacadillos® Carne Seca is available in chile lime, habanero, scorpion, reaper and chipotle honey flavors. Other than chipotle honey, each one-ounce serving of Vacadillos® Carne Seca contains 15 grams of protein, and zero grams of sugar. Each one-ounce serving of the chipotle honey flavor of Vacadillos® Carne Seca contains 15 grams of protein, and one gram of sugar.

Braaitime® Products

Braaitime® is a biltong brand acquired by Stryve and originally created by Warren Pala, Stryve’s Chief Manufacturing Officer, when he came to the United States from South Africa. Braaitime® products are available exclusively online.

Braaitime® Biltong Slabs. Braaitime® biltong slabs are available with lean meat or with fat and are available in original, peri peri and garlic flavors. A one-ounce serving of Braaitime® lean biltong slabs contains 80 calories, 15 grams of protein, zero grams of sugar, and 1 gram of carbohydrates.

Braaitime® Sliced Biltong. Braaitime® biltong slabs are sliced and packaged for an on-the-go healthy snack. Braaitime® sliced biltong is available in traditional and peri peri flavors. A one-ounce serving of Braaitime® sliced biltong contains 80 calories, 15 grams of protein, zero grams of sugar, and 1 gram of carbohydrates.

Braaitime® Droëwors. Braaitime® droëwors are meat sticks made with the same beef as the biltong, except that droëwors are sliced and rolled into 4-inch sticks prior to drying. Braaitime® droëwors are available in traditional, peri peri and hatch green chile flavors. A one-ounce serving of Braaitime® droëwors contains 100 calories, 14 grams of protein, zero grams of sugar, and 1 gram of carbohydrates.

Marketing, Advertising and Consumer Outreach

Stryve’s marketing strategy is focused on building brand awareness, driving product trials, and supporting repeat purchases using a disciplined approach to marketing spend. Stryve utilizes a combination of paid and earned media, intelligent e-mail and text campaigns, and shopper marketing programs to reach consumers.

Target Demographics

Stryve’s target consumers are “healthy snack seekers,” many of whom eat meat, but are not current participants in the meat snacks industry. Stryve believes that through their differentiated and innovative air-dried meat products and marketing efforts it will be able to bring healthy snack seekers to Stryve’s products. Stryve has segmented healthy snack seekers group into five different sub-groups; fit and focused, disciplined and dieters, runners, cyclists, and the largest category, families in motion. Stryve believes that these groups have above average household income, read nutritional labels and are seeking healthy snacks for themselves and their families. Stryve believes there is significant opportunity to expand its marketing, education and product sales to healthy snack seekers who are not necessarily looking for a biltong meat snack, but are looking for health snacks that are high in protein with minimal sugar, protein rich, low in carbohydrates, are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives, are Keto and Paelo diet-friendly and are all natural.

Building Brand Awareness and Driving Product Trials

Stryve seeks to expand its consumer base and grow its business by educating consumers about its product benefits and taste in order to encourage product trials and support repeat purchases resulting in customer loyalty and value. Stryve uses a variety of marketing and advertising strategies to connect with consumers, including paid digital media, paid influencers, organic social media efforts and, following the COVID-19 pandemic restrictions, in-person product displays and sampling.

Stryve dedicates a substantial portion of its marketing and advertising spending to digital marketing channels. Stryve’s website, www.stryve.com, and each of its brand’s websites, contain information about biltong and how it is made, and nutritional information regarding the benefits of Stryve’s products. Stryve utilizes a data-driven approach in its e-commerce strategy, with specific consumer segmentation and messaging tailored for different audiences.

Stryve extensively uses social media and online platforms including Google, Instagram, Facebook, Twitter and LinkedIn. These platforms allow Stryve to directly reach desirable target audiences, offering product discounts and promotions, and educating consumers about the health benefits of its products. In addition, Stryve uses social media influencers and celebrities to amplify Stryve’s online marketing.

Stryve also maintains a blog on its website in order to educate consumers about its products, product recipes and health benefits. Consumers can sign up for newsletter emails on its website for access to information about its products and recipes. Stryve also seeks to build repeat purchases by using targeted discounts and promotions as well as information on product innovation through intelligent email flows, text messages and subscribe and save offerings.

Manufacturing

Substantially all of Stryve’s products are manufactured in the United States at its manufacturing facility in Madill, Oklahoma. Stryve believes that manufacturing its products supports higher margins and speed to market, and facilitates its ability to take advantage of private label opportunities.

Suppliers.  Stryve relies on a limited number of vendors to supply it with beef and other raw materials. Stryve does not have any formal contracts or agreements in place with any meat providers, and generally secures meat two months in advance of production in order to meet delivery requirements for its products. Stryve purchases the majority of its beef through beef brokers from suppliers located in the United States. Given the minimally processed nature of biltong production, the quality of the beef used in Stryve’s products is important. Currently, Stryve believes it can replace its current suppliers of beef without significant impact to its business. The availability of grass-fed beef in the United States can be scarce at times, and may require Stryve to seek such beef internationally to produce its grass-fed products. However, any disruption in the supply of beef could materially and adversely affect its business, financial condition and results of operations.

The other principal ingredients used to manufacture Stryve products include vinegar, flavoring and spices, packaging, and lamb casings. These ingredients are generally readily available in the market from many suppliers, Stryve believes that it can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply.

Production Process.  Stryve believes that its manufacturing facility is the largest USDA approved air-dried meat manufacturing facility in the United States and that its extensive food safety procedures are proprietary. The manufacturing process for Stryve’s biltong products generally consists of spraying beef with vinegar, cutting it into slabs, mixing the slabs with spices, air-drying the meat, slicing and packaging finished products.

Food Safety and Quality.  Stryve dedicates substantial resources to ensure that consumers receive safe, high quality food products, including, but not limited to, third-party testing programs. Stryve’s manufacturing facility has a SQF Level II Food Safety Certification by the Safe Quality Food Institute. Stryve’s facility is inspected daily by the USDA and other regulators such as state and local inspectors and is required to follow rigorous food safety guidelines. Stryve believes that the combination of USDA requirements for approving air-drying meat facilities and USDA restrictions on importing air-dried or uncooked meats into the United States creates a barrier to entry for companies seeking to compete with Stryve’s products.

Quality Control. Stryve developed quality protocols and procedures with its products and unique manufacturing processes in mind. Stryve performs testing on every lot of production intended to ensure that its products match Stryve’s standards, including by conducting sampling at various times throughout the production process.

Storage & fulfillment. Stryve leases real property in Carrollton, Texas, where it stores some finished product and conducts its direct-to-consumer web fulfillment operations. Stryve leases approximately 8,400 square feet of floor space within the Carrollton, Texas property to serve as a distribution center. Stryve fulfills the majority of its orders other than direct-to-consumer sales from its manufacturing facility in Madill, Oklahoma, using commercial freight carriers. Stryve fulfills certain orders by key customers through a retail consolidator. Stryve also partners with Amazon to fulfill its direct-to-consumer sales through the Amazon platform.

Distribution

Stryve distributes its products through a number of channels:

Retailers. Stryve distributes, either directly or through a distributor, its products in major retail channels, primarily in North America, including grocery, club stores and other retail outlets. Sales to Stryve’s largest retailers, Aldi, Inc. and Walmart Inc. represented 11.5% and 10.5%, respectively of its sales during the year ended December 31, 2021. Sales to Aldi, Inc and Walmart Inc. represented 26.6% and 13.1%, respectively of its sales during the year ended December 31, 2020. Stryve has added new retailers throughout 2021, including Costco whose contribution to Stryve's revenue would have been material on an annualized basis.

Direct-to-Consumer E-Commerce. Stryve launched its stryve.com direct-to-consumer business in the second quarter of 2020, and has sold its products on Amazon since 2018. Stryve has prioritized e-commerce as a key channel for growth. Stryve utilizes a data-driven approach to grow the e-commerce space with specific customer segmentation and messaging tailored for each audience. Stryve sells products directly to consumers through its websites, including Stryve.com, Eatbiltong.com, Vacadillos.com and Braaitime.com.

Private Label. Stryve also manufactures and sells its products under private labels for certain retailers, including Aldi, Inc.

International. Stryve currently distributes its products to a limited extent in Canada and Mexico through distribution partners. International sales represent an area for potential expansion.

Product Innovation

Stryve seeks to capitalize on the capacity of its manufacturing facility by expanding its product line to include additional dried meat snack products and flavors and form varieties, and expanding into additional meat snack products. Stryve’s innovation strategy is based on its ongoing research into consumers’ healthy lifestyle, nutritional needs and preferences.

Intellectual Property

Stryve currently owns domestic and international trademarks and other proprietary rights that are important to its business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Stryve believes the protection of its trademarks, domain names, trade dress and trade secrets are important to its success. Stryve protects its intellectual property rights by relying on a combination of trademark, trade dress and trade secret laws. Stryve also owns all of the recipes and specifications to its products.

Competition

Stryve competes in both retail and e-commerce channels with companies which make beef jerky and meat snacking products, as well companies in the healthy snacking industry which sell meal replacement bars and other healthy snacks.

The snack industry is large and intensely competitive. In the meat snack market, Stryve’s competitors include Jack Links, Slim Jim, Tillamook, Country Archer, Chef’s Cut, Krave, Old Trapper, Chomps, Epic and others. In addition, the healthy snacking industry is fragmented and highly competitive, and includes makers of protein bars, protein shakes and other specialty healthy snacks. Competitive factors include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design.

Stryve’s current and potential competitors may offer products similar to its products, and a wider range of products than it offers, and may offer such products at more competitive prices than Stryve. Many of Stryve’s competitors have resources substantially greater than it has and sells brands that are more widely recognized than Stryve’s brands.

Regulation and Compliance

Stryve, along with its brokers, distributors, ingredients and packaging suppliers, is subject to laws and regulations in the United States promulgated by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of products including, among others, the U.S. Federal Trade Commission (“FTC”), the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.

Stryve is subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including various laws and regulations relating to environmental protection and worker health and safety matters.

Food-Related Regulations

As a manufacturer and distributor of food products, Stryve is subject to a number of food-related regulations, including the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the FDA and the Federal Meat Inspection Act and regulations promulgated thereunder by the USDA. This comprehensive regulatory framework governs the manufacturing (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

•
regulates manufacturing practices for foods through its current good manufacturing practices regulations;
•
specifies the standards of identity for certain foods, including many of the products Stryve sells; and
•
prescribes the format and content of certain information required to appear on food product labels.

Stryve is subject to the Food Safety Modernization Act of 2011, which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. Stryve is also subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for its products, inspection of its facilities and regulation of its trade practices in connection with the sale of food products.

Stryve’s products are also subject to inspection prior to distribution, primarily by the USDA and the FDA. Stryve also participates in the USDA’s Hazard Analysis and Critical Control Points (“HACCP”) program and the FDA’s Hazard

Analysis and Risk-Based Prevention Controls (“HARPC”) program as applicable and is subject to the Sanitation Standard Operating Procedures and the Public Health Security and Bioterrorism Preparedness and Response Act of 2002.

Environmental Regulations

Stryve is subject to various state and federal environmental laws, regulations and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended.

Labeling Regulations

Stryve is subject to various labeling requirements with respect to its products at the federal, state and local levels. At the federal level, the USDA preapproves any labels that Stryve intends to use, additionally the FDA has authority to review product labeling, and the FTC may review labeling and advertising materials, including online and television advertisements, to determine if advertising materials are misleading. Stryve is also subject to various state and local consumer protection laws.

Employees

As of February 28, 2022, Stryve employed approximately 224 employees, with 59 employees in corporate positions and 165 employed in manufacturing and warehousing. None of Stryve’s employees are subject to a collective bargaining agreement and Stryve believes its overall relations with its workforce is good.

Health and Safety: Stryve maintains a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. Stryve has created and implemented processes to help eliminate safety events by reducing their frequency and severity, and regularly reviews and monitors its performance. In response to the global novel coronavirus pandemic (“COVID-19” or “pandemic”), Stryve has implemented and continues to implement rigorous safety measures, increased sanitation, contract tracing, and contingency plans in all its facilities to ensure continuity of production and supply while maintaining its employees’ safety.

Talent and Development: Stryve’s management is focused on attracting the best talent, recognizing and rewarding their performance, while continually developing, engaging and retaining them. Stryve focuses on creating a strong team atmosphere that shares the Company’s mission, vision and business goals while promoting a positive, engaging Company culture. Stryve’s culture is built on five core values: passion, quality, innovation, teamwork, having fun and giving back. The Stryve talent and development philosophy promotes the understanding that everyone has a role to play in driving business results and that everyone is a leader regardless of title or position.

International

Currently, Stryve’s operations are solely in the United States. However, it sells a limited number of products internationally in Canada and Mexico that are shipped from its distribution facility in Texas.

Executive Officers and Directors of the Company

Set forth below are the names, ages and positions of each of the individuals who serve as our directors and executive officers as of March 28, 2022:

Name	Age	Position
Executive Officers
Joe Oblas	49	Chief Executive Officer and Director
R. Alex Hawkins	35	Chief Financial Officer
Non-Employee Directors
Ted Casey	52	Chairman of the Board
Kevin Vivian	63	Director
B. Luke Weil	42	Director
Mauricio Orellana	57	Director
Robert “Bo” D. Ramsey III	41	Director
Gregory S. Christenson	54	Director
Charles D. Vogt	58	Director

Executive Officers

Joe Oblas. Since the consummation of the Business Combination, Joe Oblas has served as a Chief Executive Officer (becoming sole CEO in November 2021) and a Director of the Company. Mr. Oblas is Stryve’s co-founder and had served as its co-Chief Executive Officer (becoming sole CEO in November 2021) and Director since November 2017. Prior to founding Stryve, Mr. Oblas was the co-founder, Chief Operating Officer and director of ProSupps USA, a successful sports nutrition brand, from November 2007 until December 2016. Prior to that time, he also co-founded Juice Stop, a smoothie company. We believe Mr. Oblas is qualified to serve on the Company’s Board because he co-founded Stryve and his expertise and years of success developing successful nutritional brands.

R. Alex Hawkins. Since the consummation of the Business Combination, Alex Hawkins has served as Chief Financial Officer of the Company. Before the Business Combination, Mr. Hawkins served as Stryve’s Chief Operating Officer since October 2019 and for a limited time following the Business Combination and its Interim Chief Financial Officer from October 2020 until February 2021. Prior to such time, Mr. Hawkins served as a Principal at Rosewood Private Investments, the private equity division of Rosewood Corporation, from 2012 through 2019. Mr. Hawkins worked in J.P. Morgan’s Private Bank from 2010 through 2012 and before then worked for APQC from 2008 to 2010. Mr. Hawkins holds a BBA in Finance with a minor in Economics and specialization in International Business from Texas A&M University and is a CFA Charterholder.

Non-Employee Directors

Ted Casey. Since the consummation of the Business Combination, Ted Casey has served as the Chairman of the Company’s Board. Mr. Casey was a co-founder of Stryve and has served as its Chairman of its Board since its inception. Mr. Casey founded and served as the CEO of Dymatize from 1993 to 2014 until its sale to Post Holdings in 2014. Mr. Casey has served as the CEO and Founder of DryBev Inc., a manufacturer of branded and private label nutritional supplements, since July 2011. He also serves as a member of the Board of Directors of Emerge Clinical Solutions LLC, a cloud based SaaS software for medical provider networks since May 2017, and Dynamic Pharmaceuticals Inc., a private label pharmaceutical manufacturing company since October 2005. Mr. Casey holds a BA from Tulane University. We believe Mr. Casey is qualified to serve on the Company’s Board due to in-depth experience as a founder of Stryve and his prior experience founding and working with other vertically-integrated nutrition companies.

Kevin Vivian. Since the consummation of the Business Combination, Kevin Vivian has served as a member of the Company’s Board. Mr. Vivian has served as a director of Stryve since April 2018. Prior to such time, Mr. Vivian worked for 32 years for Pepsi Co., retiring in May 2018 after serving as its Senior Vice President of National Sales since January 2012 and the Division Vice President for Frito Lay from January 2002 through January 2012. Mr. Vivian has a BBA from Western Michigan. We believe Mr. Vivian is qualified to serve on the Company’s Board due to his years of experience as an executive in the consumer snacking industry.

Robert “Bo” D. Ramsey III. Since the consummation of the Business Combination, Mr. Ramsey has served as a member of the Company’s Board. Mr. Ramsey has served as a director of Stryve since April 2019. Mr. Ramsey has served as the Chief Investment Officer for Oxford Financial Group, Ltd. since February 2021 and as a director since January 1, 2022. Prior to joining Oxford, he served as Co-Chief Investment Officer at Pendyne Capital, LLC from February 2020 through February 2021, where he managed alternative investment portfolios, after having worked there since October 2017. Prior to his time at Pendyne Capital, Mr. Ramsey was Deputy Chief Investment Officer at Indiana Public Retirement System from July 2016 through October 2017 after having worked there since April 2012. Mr. Ramsey received his Bachelor of Science and his MBA from Indiana University Kelley School of Business. He received his J.D. from Indiana University McKinney School of Law, where he graduated cum laude. He is a Chartered Financial Analyst and a Chartered Alternative Investment Analyst. Mr. Ramsey is a Board Member and Investment Committee Member of the Indianapolis Symphony Orchestra Foundation, an Advisory Board Member of Pacenote Capital, LLC and a Board Member of Top Echelon Software. We believe Mr. Ramsey is qualified to serve on the Company’s Board due to his extensive experience as an investment manager.

Mauricio Orellana has served as a member of the Board since November 2018 and previously served as Andina’s Chief Operating Officer from September 2016 until the consummation of the Business Combination. Since 2013, Mr. Orellana has served as a financial consultant to companies in Latin America in the media, infrastructure and services sectors. From August 2015 to March 2018, Mr. Orellana served as Chief Financial Officer and a member of the board of directors of Andina Acquisition Corp. II ("Andina II"). From 2005 to 2013, Mr. Orellana was a Managing Director at Stephens Inc., a private investment banking firm. From 2000 to 2005, Mr. Orellana was a Vice President and Managing Director at Cori Capital Partners, L.P., a financial services firm. Prior to this, he served as Investment Officer for Emerging Markets Partnership and Inter-American Investment Corporation, each private investment firms. Mr. Orellana received a degree in electrical engineering from the Universidad Central de Venezuela and an M.B.A. from the Instituto de Education Superior de Administracion. We believe that Mr. Orellana is well-qualified to serve as a member of the Board due to his contacts and prior experience with Andina II.

B. Luke Weil served as Andina’s Executive Chairman from July 2020 until the consummation of the Business Combination and has continued to serve as a member of the Board after the consummation of the Business Combination. In October 2014, he founded the Long Island Marine Purification Initiative, a non-profit foundation established to improve the water quality on Long Island, New York, and has served as its Chairman since such time. In November 2012, he also co-founded Rios Nete, a medical clinic in the upper Amazon region of Peru. Mr. Weil served as Chief Executive Officer of Andina II from its inception in July 2015 until August 2015, served as a member of its Board of Directors from its inception until its business combination with Lazy Days’ R.V. Center, Inc. (including as Non-Executive Chairman of the Board from February 2016 until the business combination) and has served as a director of the newly formed public company, Lazydays Holdings, Inc., since the business combination. From 2008 to 2013, Mr. Weil was Vice President, International Business Development — Latin America for Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From January 2013 until its merger in December 2013, Mr. Weil served as Chief Executive Officer of Andina Acquisition Corp. I ("Andina I") and previously served as a member of its board from September 2011 until March 2012. From January 2004 to January 2006, Mr. Weil served as an associate of Business Strategies & Insight, a public affairs and business consulting firm. From June 2002 to December 2004, Mr. Weil served as an analyst at Bear Stearns. Mr. Weil received a B.A. from Brown University and an M.B.A. from Columbia Business School. We believe that Mr. Weil is well-qualified to serve as a member of the Board due to his contacts and prior experience with Andina I and Andina II.

Gregory S. Christenson has served as a member of the Board since October 2021. Mr. Christenson is the Chief Financial Officer of Champion Petfoods and has served there since July 2019, where he leads finance, accounting, tax, legal, treasury, and strategy as well as corporate development. He joined Champion Petfoods from Amplify Snack Brands, Inc. (which was purchased by Hershey in 2018). At Amplify, Mr. Christenson served as the Chief Financial Officer and Executive Vice President, with responsibility for all public company financial and accounting aspects. Prior to his time at Amplify, he served as Chief Financial Officer of The WhiteWave Foods company (which was purchased by Danone in 2017), as well as the Chief Financial Officer, America Foods and Beverages and Senior Vice President of WhiteWave. While at WhiteWave, he was integral in driving sustained growth in the business, including the acquisition and integration of six companies, selling the company to Danone, generating continued profit improvements, and leading the development and strengthening of its finance, accounting and IT functions. Prior to joining WhiteWave, Mr. Christenson was Chief Financial Officer and Vice President of Oberto Brands from 2011 to June 2013 and was responsible for the finance, accounting, IT, procurement and risk management functions. Before that he spent 14 years at Kraft Foods, Inc. in several financial leadership roles of expanding responsibility across several business units and functions, as well as a number of corporate roles. He spent the first seven years of his career in public accounting, mostly at KPMG. Mr. Christenson holds a Master of Business Administration in Finance from Northeastern University and Bachelor of Science in Accounting from Providence College. We believe Mr. Christenson is qualified to serve on the Company’s Board due to his years of experience as a CFO.

Charles D. Vogt has served as a member of the Board since October 2021. Mr. Vogt is the President, Chief Executive Officer and a member of the Board of Directors of DZS INC. (and certain wholly owned subsidiaries, collectively known as "DZS") and has served there since August 2020. Prior to joining DZS, Mr. Vogt was the President, Chief Executive Officer and a member of the Board of Directors of ATX Holdings, LLC (and certain wholly owned subsidiaries, collectively known as "ATX Networks"), a leader in broadband access and media distribution, where he led the Company through extensive transformation and growth since February 2018 and continued as a member of the Board of Directors of ATX Networks until August 2021. From July 2013 to January 2018, Mr. Vogt served as President, Chief Executive Officer and a member of the Board of Directors of Imagine Communications, where he directed the Company through revolutionary change as it evolved its core technology, including large-scale restructuring and rebranding and multiple technology acquisitions as he implemented a disruptive vision and growth strategy. Before joining Imagine Communications, Mr. Vogt was President, Chief Executive Officer and a member of the Board of Directors of GENBAND (and its wholly owned subsidiaries, today known as Ribbon Communications), where he transformed the Company from a startup to the industry’s global leader in voice over IP and real-time IP communications solutions. His professional career has also included leadership roles at Taqua (Tekelec), Lucent Technology (Nokia), Ascend Communications (Lucent), ADTRAN, Motorola and IBM. Mr. Vogt received his B.S. in Economics and Computer Science from Saint Louis University. We believe Mr. Vogt is qualified to serve on the Company’s Board due to his extensive experience as a CEO of both public and private companies.

Corporate Information and Availability of Reports and Other Information

Andina Acquisition Corp. III (“Andina”) was a blank check company incorporated as a Cayman Islands exempted company on July 29, 2016. Stryve Foods, LLC was a Texas limited liability company formed on January 13, 2017. On July 20, 2021, we completed the Business Combination, under which Andina was domesticated as a corporation in the State of Delaware, renamed “Stryve Foods, Inc.” and was organized as an “Up-C” structure in which substantially all of the assets of the combined company are held by Andina Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary (“Holdings”), and our only assets are our equity interests in Holdings. As the managing member of Holdings, we have full, exclusive and complete discretion to manage and control the business of Holdings and to take all action we deem necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of Holdings set forth in the Amended Holdings Operating Agreement of Holdings. As of the open of trading on July 21, 2021, our Class A Common Stock and Warrants, formerly those of Andina, began trading on Nasdaq as “SNAX” and “SNAXW,” respectively.

Our principal executive offices are located at 5801 Tennyson Parkway, Suite 275, Plano, Texas 75024, and our telephone number is (972) 987-5130. Our website address is www.stryve.com. We use our website, www.stryve.com, to disseminate certain information that may be relevant to investors. SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports are available through the SEC’s website, http://www.sec.gov.

ITEM 1A. RISK FACTORS

Discussions of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. These risk factors describe various material risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. These risks and uncertainties, together with other factors described elsewhere in this Annual Report on Form 10-K, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, strategies or prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

•
Stryve has a history of losses and may be unable to achieve or sustain profitability.
•
Beef, other raw material and packaging costs can be volatile and have recently risen significantly as a result of inflation, supply chain issues, the novel coronavirus ("COVID-19") and other factors, which negatively impact the ability of Stryve to achieve profitability and its gross margins.
•
Stryve relies on a limited number of third-party suppliers, and may not be able to obtain beef and other raw materials on a timely basis or in sufficient quantities to produce its products or meet the demand for its products.
•
General economic or geopolitical conditions, including Russia's recent invasion of Ukraine and the impact of pandemics, epidemics or disease outbreaks, such as COVID-19, may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect Stryve's business, financial condition and results of operations.
•
Stryve may not be able to compete successfully in the highly competitive snacking and nutritional snacking industry.
•
Stryve’s brand and reputation may be diminished due to real or perceived quality or health issues with its products, including meat, which could materially and adversely affect its business, financial condition and results of operations.
•
If Stryve fails to implement its growth strategies successfully, timely, or at all, its ability to increase revenue and achieve profitability could be materially and adversely affected.
•
If Stryve fails to effectively manage its manufacturing and production capacity, its business and operating results and brand reputation could be harmed.
•
Most of Stryve’s products are manufactured in its single facility in Oklahoma and any damage to or disruption at this facility would materially and adversely affect its business, financial condition and results of operations.
•
Stryve currently relies on sales to a limited number of retailers and losing one or more such retailers could materially and adversely affect its business, financial condition and results of operations.
•
Consolidation of customers or the loss of a significant customer could negatively impact Stryve’s sales and ability to achieve profitability.
•
Stryve’s growth may be limited if it is unable to add additional shelf or retail space for its products.
•
Changes in retail distribution arrangements may result in the temporary loss of retail shelf space and disrupt sales of food products which could materially and adversely affect Stryve’s business, financial condition and results of operations.

•
Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising, and product or packaging damages, as well as undelivered or unsold food products may disrupt Stryve’s customer relationships and could materially and adversely affect its business, financial condition and results of operations.
•
Stryve offers a limited number of products and any change in consumer demand for air dried meat products or meat products in general could materially and adversely affect its business, financial condition and results of operations.
•
Stryve may not successfully increase production capacity at its manufacturing facility or its facility may not operate in accordance with its expectations.
•
Failure by transportation providers to deliver Stryve’s products on time, or at all, could result in lost sales.
•
If Stryve fails to cost-effectively acquire new customers or retain its existing customers or its consumers, or if it fails to derive revenue from its existing customers consistent with its historical performance, its business could be materially and adversely affected.
•
Stryve may not have or be able to generate sufficient cash to meet its future debt service obligations.
•
Stryve may need additional capital and it may not be available on acceptable terms or at all.
•
Litigation or legal proceedings could expose Stryve to significant liabilities and have a negative impact on its reputation or business.
•
Stryve may enter into acquisitions or joint ventures and it may not successfully integrate, operate or realize the anticipated benefits of such business combinations.
•
Stryve relies upon Amazon, Shopify and other vendors to host and operate portions of its e-commerce business and platforms and any disruption of or interference with its use of these services would adversely affect its business, results of operations and financial condition.
•
Stryve relies on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm its ability to operate its business.
•
A cybersecurity incident or other technology disruptions could negatively impact business, financial condition, results of operations and relationships with customers.
•
Disruptions in the U.S. or worldwide economy may materially and adversely affect Stryve’s business, results of operations and financial condition.
•
Due to Stryve’s limited number of key employees, the loss of services of any of Stryve’s key employees could have a material adverse effect on Stryve’s business, results of operations, and financial condition.

Regulatory Risks

•
The loss of Stryve’s USDA grant of inspection from its facility would materially adversely impact its business, results of operations and financial condition.
•
Stryve is subject to extensive government regulations and a failure to comply with such regulations could materially and adversely affect its business, financial condition and results of operations.
•
If Stryve chooses to expand internationally, it will be subject to international regulations that could materially and adversely affect its business, financial condition and results of operations.
•
Changes in the legal and regulatory environment could limit Stryve’s business activities, increase its operating costs, reduce demand for its products or result in litigation.

•
Legal claims, government investigations or other regulatory enforcement actions could subject Stryve to civil and criminal penalties.
•
Food safety and food-borne illness incidents or advertising or product mislabeling may materially adversely affect Stryve’s business by exposing it to lawsuits, product recalls or regulatory enforcement actions, increasing its operating costs and reducing demand for its product offerings.

Risks Related to Intellectual Property

•
Stryve may not be able to adequately protect its intellectual property and other proprietary rights that are material to its business.

Risks Related to Stryve Being a Public Company

•
Stryve has not been managed as a public company and its current resources and management personnel may not be sufficient to fulfill its public company obligations.
•
Stryve will incur significantly increased costs as a result of operating as a public company, and its management will be required to devote substantial time to compliance efforts.
•
If Stryve does not maintain effective internal control over financial reporting, it could fail to report its financial results accurately.

Risks Related to Our Securities Generally

•
The price for our securities has been volatile and is likely to be volatile in the future.
•
Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•
The Warrants may not be in the money at the time they become exercisable, and they may expire worthless.
•
We do not expect to declare any dividends in the foreseeable future.

Risks Related to Stryve’s Business, Brand, Products and Industry

Stryve has a history of losses and may be unable to achieve or sustain profitability.

Stryve has experienced net losses since its inception. In the years ended December 31, 2021 and 2020, Stryve incurred net losses of $32.0 million and $17.5 million, respectively. Stryve anticipates that its operating expenses and capital expenditures may likely increase in the foreseeable future as it continues to invest to increase its customer base and supplier network, expand its product offerings and brands, expand marketing channels, invest in distribution and manufacturing facilities, hire additional employees and enhance technology and production capabilities. The efforts to grow may prove more expensive than anticipated, and Stryve may not succeed in increasing its revenues and margins sufficiently to offset the anticipated higher expenses. In addition, many of Stryve’s expenses, including certain costs associated with its existing and any future manufacturing facilities, are fixed and may impact Stryve's ability to reduce its losses. Accordingly, Stryve may not be able to achieve or sustain profitability and it may incur significant losses for the foreseeable future.

General economic or geopolitical conditions, including Russia's recent invasion of Ukraine and the impact of pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect its business, financial condition and results of operations.

Stryve's overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia’s recent invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

In addition, the actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could materially and adversely affect its business, financial condition and results of operations. Pandemics, epidemics or disease outbreaks may affect demand for Stryve’s products because quarantines or other government restrictions on movement may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on in-person traffic to retail stores. Even the perceived risk of infection or health risk may adversely affect traffic to Stryve’s store-based retail consumers and, in turn, its business, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for significant time.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt Stryve’s third-party business partners’ ability to meet their obligations, which may negatively affect Stryve's operations. These third parties include those who supply Stryve’s ingredients, packaging, and other necessary operating materials, distributors, and logistics and transportation services providers. The COVID-19 pandemic led, and could again lead, to interruptions in the delivery of beef and other supplies arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors. Because of the COVID-19 outbreak, transport restrictions related to quarantines or travel bans were put in place and supply may become constrained, each of which may cause price increases or shortages of certain ingredients and raw materials used in Stryve’s products and/or it may experience disruptions to its operations. Further, Stryve’s ability to manufacture its products may be impaired by any material disruption to its manufacturing facility in Oklahoma because of COVID-19 or similar outbreaks. If a significant percentage of Stryve’s workforce cannot work, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks, its operations may be negatively affected.

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

Stryve’s operations during 2021 were affected by changes in consumer shopping and consumption behavior due to COVID-19. Stryve’s retail sales decreased during the second and third quarters of 2020 as a result of a decrease of in-person shopping trips. It is unclear how long such changes in consumer patterns will persist or if they will worsen and how they may impact Stryve's retail velocities. Notwithstanding the forgoing Stryve's retail sales rebounded in 2021, which management believes is primarily due to retail distribution gains.

Stryve's efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond its control.

The cost of beef, other raw material and packaging costs has been volatile and has recently risen significantly, which has negatively impacted the ability of Stryve to achieve profitability and has negatively impacted its gross margins.

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

Recently, the price of beef, raw materials and other supplies Stryve purchases has increased significantly as a result of COVID-19 measures, inflation, transportation costs, the war in Ukraine and other factors. It is unclear when and whether and if such prices will normalize. Stryve may not be able to implement price increases for its products to cover any increased costs and any price increases it does implement may result in lower sales volumes. If Stryve is not successful in managing its beef, raw material and packaging costs, or if it is unable to increase prices to cover increased costs and maintain the Company's gross margins or if such price increases reduce sales volumes, then such increases in costs will adversely affect its business, profitability, gross margins, financial condition and results of operations.

Stryve relies on a limited number of third-party suppliers, and may not be able to obtain beef and other raw materials on a timely basis or in sufficient quantities to produce its products or meet the demand for its products.

Stryve relies on a limited number of vendors and key brokers to supply it with beef and other raw materials, and its financial performance depends in large part on its ability to purchase beef and other raw materials in sufficient quantities at competitive prices. Stryve is not assured of continued supply or pricing of beef or other raw materials. Stryve typically does not have any formal contracts or agreements in place with any meat providers and purchases meat as demand requires in order to produce its products. Any of Stryve’s suppliers could discontinue or seek to alter their relationship with Stryve. During 2021 and into 2022, as beef suppliers across North America faced production challenges, the price of beef and other raw meats increased materially. If Stryve’s suppliers continue to experience problems with their businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences, it could impair Stryve’s ability to obtain sufficient raw materials at competitive prices and negatively impact Stryve's gross margins.

Given the minimally processed nature of biltong production, the quality of the beef used in Stryve’s products is important. Currently, the availability of grass-fed beef in the United States can be scarce at times, and may require Stryve to seek such beef internationally. Any interruption in the supply of high quality beef due to supply, disease, war, cost of transportation, labor shortages or other unforeseen circumstances would negatively impact Stryve’s business. If Stryve needs to replace an existing beef supplier or another supplier of raw materials, there can be no assurance that supplies will be available when required on acceptable terms, or at all, or that a new supplier would allocate sufficient capacity to Stryve in order to meet its requirements, fill orders in a timely manner or meet Stryve’s quality standards. Any disruption (or price increases) in the supply of beef or other raw materials from its suppliers could materially and adversely affect its business, profitability, gross margins, financial condition and results of operations.

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

Most of Stryve’s air-dried meat products are manufactured in its single facility in Oklahoma and any damage to or disruption at this facility would materially and adversely affect its business, financial condition and results of operations.

Stryve manufactures substantially all of its air-dried meat products at a single facility in Oklahoma. A natural disaster, tornado, fire, power interruption, pandemic, work stoppage (due to a COVID-19 outbreak or otherwise), regulatory or food safety issue or other problem at this facility would significantly disrupt Stryve’s ability to manufacture and deliver its products and operate its business. Stryve’s manufacturing facility and equipment is costly and may require substantial time to replace or repair if necessary. During such time, Stryve may not be able to find suitable co-manufacturers to replace the output from Stryve’s facility on a timely basis or at a reasonable cost, if at all. Stryve may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure or delays in raw material deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in Stryve’s business. While Stryve has property and business interruption insurance for its manufacturing facility, such insurance may not be sufficient to cover all of Stryve’s potential losses, and may not continue to be available on acceptable terms, or at all. Any disruption in the operation of Stryve’s manufacturing facility, or damage to a material amount of its equipment or inventory, would materially and adversely affect its business, financial condition and results of operations.

Stryve currently relies on sales to a limited number of retailers and losing one or more such retailers could materially and adversely affect its business, financial condition and results of operations.

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

Stryve may on occasion experience unanticipated increases in orders of its products from retailers that it may not yet have the manufacturing capacity or capabilities to fulfill on a timely basis. If Stryve cannot timely fill orders for its products, its reputation with these retailers may be harmed, which could materially and adversely affect its business, financial condition and results of operations. Any substantial delay in Stryve’s plan to increase the production capacity or capabilities of the facility may hinder Stryve’s ability to fill anticipated orders, grow its business or achieve profitability.

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

Stryve’s success, and its ability to increase revenue and achieve profitably, depends in part on its ability to cost-effectively acquire new customers, to retain existing customers, and to keep existing consumers engaged so that they continue to purchase Stryve’s products. If Stryve is unable to cost-effectively acquire new customers, retain existing customers or keep existing consumers engaged, its business, profitability, gross margins, financial condition and results of operations would be materially adversely affected. If consumers do not perceive Stryve’s product offerings to be healthy, of sufficient value and quality, or if it fails to offer new and relevant product offerings, it may not be able to attract or retain customers or engage existing consumers so that they continue to purchase products.

Stryve may not have or be able to generate sufficient cash to meet its current or future debt service obligations.

Stryve’s ability to meet its current or future debt service obligations or to refinance its current or future debt, depends on its operating and financial performance, which will be affected by Stryve’s ability to successfully implement its business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond its control. If Stryve cannot generate sufficient cash to meet its debt service requirements or if Stryve is unable to refinance its debt, Stryve may, among other things, need to delay planned capital expenditures or investments or sell material assets to meet those obligations.

If Stryve is not able to refinance any or all of its current or future debt, obtain additional financing or sell assets, including engaging in sale and leaseback transactions, on commercially reasonable terms or at all, it may not be able to satisfy its debt obligations. In that event, borrowings under other debt agreements or instruments that contain cross-default or cross-acceleration provisions with respect to other indebtedness may become payable on demand and Stryve may not have sufficient funds to repay all of its debts.

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

Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, global financial markets and the COVID-19 pandemic have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, and diminished expectations for the global economy and expectations of slower global economic growth going forward. Our general business may be adversely affected by any such economic instability or unpredictability. If these conditions worsen or do not improve, it may become more difficult for us to complete debt or equity financings which may be necessary for us to operate our business. Such financings may become more costly, difficult to complete, and more dilutive. In addition, there is a risk that one or more of our current suppliers or other partners could be negatively affected by global economic instability, which could adversely affect our ability to operate efficiently and complete our operational goals within the desired timeline.

Further, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, including pandemics and epidemics, trade disputes, economic sanctions, trade wars, and their collateral impacts and other international events. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause. For example, the ongoing armed conflict between Russia and Ukraine may adversely impact our business. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict continue or escalate further.

Such sanctions and disruptions to the global economy may lead to additional inflation which may disrupt the global supply chain and could have a material adverse effect on our ability to secure supplies. Further, the conflict in Ukraine and related sanctions have led to increased oil prices. The increased cost of oil, along with increased or prolonged periods of inflation, would likely increase our costs in the form of higher wages, more expensive supplies and equipment necessary to operate our business, and increased costs of materials necessary for our operations.

It is not possible to predict the broader consequences of this conflict or any future conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

Stryve may need additional capital and it may not be available on acceptable terms or at all.

Stryve may need to access additional capital to grow or finance its operations or acquisitions of other products or businesses. However, financing may not be available to Stryve on acceptable terms, or at all. Stryve’s ability to obtain additional financing will be subject to several factors, including market conditions, its operating performance and investor sentiment and any financial or operating covenants required. These factors may make the timing, amount, terms or conditions of additional financing unattractive, if available. If Stryve cannot generate sufficient funds from operations or raise additional capital on a timely basis when needed, its growth or operations could be impeded.

Failure to retain Stryve’s senior management may adversely affect its business, financial condition and results of operations.

Stryve’s success is substantially dependent on the continued service of certain members of its senior management, including its Chief Executive Officer, Joe Oblas, and its Chief Financial Officer, Alex Hawkins. These executives have been primarily responsible for determining the strategic direction of Stryve’s business and for executing its growth strategy and are integral to its brand, culture and the reputation it enjoys with suppliers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on Stryve’s business, financial condition and results of operations, as it may not be able to find suitable individuals to replace them on a timely basis, if at all.

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

Stryve could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations and changes in tax law could reduce its after-tax income and adversely affect its business and financial condition. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on our financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

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

Stryve’s only significant asset is its ownership interest in Holdings and such ownership may not be sufficient to pay dividends or make distributions or loans to enable it to pay any dividends on its outstanding shares or to satisfy its other financial obligations, including any payments required to be made by Stryve under the Tax Receivables Agreement.

Stryve is a holding company and has no material assets other than its ownership of Class A common units of Holdings. Stryve is not expected to have independent means of generating revenue or cash flow, and its ability to pay its taxes, operating expenses (including expenses as a publicly traded company) and pay any dividends in the future will be dependent upon the financial results and cash flows of its subsidiaries.

The financial condition and operating requirements of Stryve's subsidiaries may limit its ability to obtain cash from Holdings. There can be no assurance that Stryve's subsidiaries will generate sufficient cash flow to enable Holdings to distribute funds to Stryve or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If Holdings does not distribute sufficient funds to Stryve to pay its taxes or other liabilities, Stryve may default on contractual obligations or have to borrow additional funds. In the event that Stryve is required to borrow additional funds, it could adversely affect its liquidity and subject it to additional restrictions imposed by lenders.

Stryve's subsidiary will be treated as a disregarded entity for U.S. federal income tax purposes and is wholly owned by Holdings, which will be taxed as a partnership U.S. federal income tax purposes. As such, both Holdings and Stryve's subsidiaries will not be subject to any entity-level U.S. federal income tax. Instead, taxable income and taxable loss of Holdings and Stryve's subsidiaries will be allocated by Holdings, for U.S. federal income tax purposes, to the holders of Units of Holdings. Under the terms of the Amended Holdings Operating Agreement, Holdings is obligated to make pro rata tax distributions to holders of Units of Holdings calculated at certain assumed rates. In addition to tax expenses, Stryve will also incur expenses related to its operations, including payment obligations under the Tax Receivables Agreement, which could be significant and some of which will be reimbursed (excluding payment obligations under the Tax Receivables Agreement). For so long as Stryve is the Managing Member (as defined in the Amended Holdings Operating Agreement) of Holdings, Stryve intends to cause Holdings to make ordinary distributions and tax distributions to the holders of Units of Holdings on a pro rata basis in amounts sufficient to enable Stryve to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivables Agreement and dividends, if any, declared by Stryve. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Holdings and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained any debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. To the extent Stryve is unable to make payments under the Tax Receivables Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments under the Tax Receivables Agreement, which could be substantial.

Stryve anticipates that the distributions received from Holdings may, in certain periods, exceed its actual tax liabilities and obligations to make payments under the Tax Receivables Agreement. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on the Company's Class A common stock. Stryve will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its shareholders.

The Tax Receivables Agreement requires Stryve to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivables Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

At the Closing of the Business Combination, Stryve, Holdings and Seller entered into the Tax Receivables Agreement. Pursuant to the Tax Receivables Agreement, Stryve will generally be required to pay the TRA Holders 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group realize, or are deemed to realize, as a result of certain Tax Attributes, which include:

•
tax basis adjustments resulting from taxable exchanges of Holdings Class B common units and Class V common stock (including any such adjustments resulting from certain payments made by Stryve under the Tax Receivables Agreement) acquired by Stryve from a TRA Holder pursuant to the terms of the Amended Holdings Operating Agreement; and
•
tax deductions in respect of portions of certain payments made under the Tax Receivables Agreement (each of the foregoing, collectively, the “Tax Attributes”).

Payments under the Tax Receivables Agreement generally will be based on the tax reporting positions that Stryve determines (with the amount of subject payments determined in consultation with an advisory firm and subject to the review and consent of a representative of Stryve Foods Holdings, LLC), and the IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that Stryve may take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by the Tax Group are disallowed, the TRA Holders will not be required to reimburse Stryve for any excess payments that may previously have been made pursuant to the Tax Receivables Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to such TRA Holders will be applied against and reduce any future cash payments otherwise required to be made by us to the applicable TRA Holders under the Tax Receivables Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by the Tax Group may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivables Agreement. As a result, there might not be future cash payments against which such excess can be applied, and Stryve could be required to make payments under the Tax Receivables Agreement in excess of the Tax Group’s actual savings in respect of the Tax Attributes.

Moreover, the Tax Receivables Agreement will provide that, in certain early termination events, Stryve will be required to make a lump-sum cash payment to all the TRA Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivables Agreement, which lump-sum payment would be based on certain assumptions, including those relating to there being sufficient future taxable income of the Tax Group to fully utilize the Tax Attributes over certain specified time periods and that all Class B common units of Holdings and Class V common stock that had not yet been exchanged for Class A common stock are deemed exchanged for cash. The lump-sum payment could be material and could materially exceed any actual tax benefits that the Tax Group realizes subsequent to such payment.

Payments under the Tax Receivables Agreement will be Stryve's obligations and not obligations of Holdings. Any actual increase in Stryve's allocable share of Holdings and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of an exchange of Seller Consideration Units by a TRA Holder pursuant to the terms of the Amended Holdings Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that Stryve will be required to make under the Tax Receivables

Agreement are outside of Stryve's control, Stryve expects that the aggregate payments it will be required to make under the Tax Receivables Agreement could be substantial and, if those payments substantially exceed the tax benefit Stryve realizes in a given year or in the aggregate, could have an adverse effect on its financial condition, which may be material.

Any payments made by Stryve under the Tax Receivables Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Company. To the extent that Stryve is unable to make timely payments under the Tax Receivables Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments due under the Tax Receivables Agreement. Furthermore, Stryve's future obligation to make payments under the Tax Receivables Agreement could make Stryve a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the Tax Attributes that may be deemed realized under the Tax Receivables Agreement.

Regulatory Risks

The removal of USDA inspectors from Stryve’s facility would materially adversely impact its business, financial condition and results of operations.t

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

If a regulatory authority determines that Stryve has not complied with the applicable regulatory requirements, it could be subject to fines or lose its ability to process meat, which materially and adversely affect its business, financial condition and results of operations.

If Stryve chooses to expand internationally, it will be subject to international regulations that could materially and adversely affect its business, financial condition and results of operations.

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
•
economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”) and the European Union (“EU”) and the sanctions imposed on Russia due to its recent invasion of Ukraine;

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

Risks Related to Stryve Being a Public Company

Stryve has not previously been managed as a public company and its current resources and management personnel may not be sufficient to fulfill its public company obligations.

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

Risks Related to Our Securities Generally

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stock of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future and can lead to stockholder litigation.

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

The per share price of the Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, from time to time, Stryve may be party to other various claims and litigation proceedings. Stryve evaluates these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, it may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from its assessments and estimates.

On March 29, 2022, one of the investors in Stryve’s January 2022 private offering sent the Company a letter alleging that the Company has breached “the representations and warranties the Company” made to investors in the definitive agreement. Although Stryve intends to vigorously defend itself against these allegations, Stryve cannot at this time predict whether any litigation will be filed, predict the likely outcome of any future litigation, reasonably determine either the probability of a material adverse result or any estimated range of potential exposure, or reasonably determine how this matter or any future matters might impact our business, our financial condition, or our results of operations, although such impact, including the costs of defense, as well as any judgements or indemnification obligations, among other things, could be materially adverse to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Stryve leases its manufacturing facility in Madill, Oklahoma that it opened in 2019. The 52,000 square foot facility sits on approximately 18 acres of land, allowing for possible, future expansion. Stryve’s corporate headquarters are located in Plano, Texas. Stryve leases the property for this corporate office, which occupies approximately 6,600 square feet. In addition, Stryve leases a distribution facility in Carrollton, Texas, which occupies approximately 8,400 square feet.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock and Warrants are listed on the Nasdaq Stock Market LLC under the symbols “SNAX” and SNAXW,” respectively.

On March 28, 2022, the closing price of our Class A common stock was $1.995 and the closing price of our Warrants was $0.2081. As of March 28, 2022, there were 12,682,746 shares of our Class A common stock outstanding, held of record by 44 holders, and 10,997,500 Warrants to purchase shares of Class A common stock for $11.50 per share outstanding, held of record by 10 holders. The number of record holders does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names. We also have outstanding 10,294,118 warrants to purchase an equal number of shares of Class A common stock at an exercise price of $3.60 per share and 7,153,600 pre-funded warrants.

Dividends

We have never paid any cash dividends. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time. The payment of any cash dividends will be within the discretion of our Board of Directors, and our Board of Directors will consider whether or not to institute a dividend policy. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our Board of Directors will declare any dividends in the foreseeable future.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Stryve’s financial condition and results of operations should be read in conjunction with Stryve’s consolidated financial statements and related notes that appear elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect Stryve’s plans, estimates and beliefs. Stryve’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report.

Unless the context otherwise requires, all references in this report to “Stryve,” the “Company,” “we,” “us” and “our” herein refer to the parent entity formerly named Andina Acquisition Corp. III, after giving effect to the Business Combination, and as renamed Stryve Foods, Inc., and where appropriate, our consolidated subsidiaries, and references in this report to “Andina” refer to Andina Acquisition Corp. III before giving effect to the Business Combination.

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

Stryve’s current product portfolio consists primarily of air-dried meat snack products marketed under the Stryve®, Kalahari®, Braaitime®, and Vacadillos® brand names. Biltong is a process for preserving meat through air drying that originated centuries ago in South Africa. Unlike beef jerky, Stryve’s all-natural air-dried meat snack products are made of beef and spices, are never cooked, most contain zero grams of sugar, and are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives. As a result, Stryve’s products are Keto and Paleo diet friendly. Further, based on protein density and sugar content, Stryve believes that its air-dried meat snack products are some of the healthiest shelf-stable snacks available today.

Stryve distributes its products in major retail channels, primarily in North America, including grocery, club stores and other retail outlets, as well as directly to consumers through its e-commerce websites, which officially launched in 2020, as well as direct to consumer through the Amazon platform.

Stryve believes increased consumer focus in the U.S. on health and wellness will continue to drive growth of the healthy snacking category and increase demand for Stryve’s products. Stryve has shown strong sales growth since its inception in 2017. Stryve has made substantial investments since its inception in product development, establishing its manufacturing facility, and building its marketing, sales and operations infrastructure to grow its business. As a result, Stryve has reported net losses since its inception. Stryve intends to continue to invest in product innovation, improving its supply chain, enhancing and expanding its manufacturing capabilities, and expanding its marketing and sales initiatives to drive continued growth. Additionally, moving forward management anticipates additional expenses not previously experienced related to internal controls, regulatory compliance, and other expenses relating to its go-forward operations as a public company.

Comparability of Financial Information

The Company’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination and becoming a public company.

Business Combination

On July 20, 2021 (the “Closing Date”), Andina completed the a business combination (the "Business Combination") pursuant to that certain Business Combination Agreement (the "Business Combination Agreement") by and among the Company, Andina Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of the

Company (“Holdings”), B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) as the representative for the shareholders of the Company (other than the Seller), Stryve Foods, LLC, a Texas limited liability company, Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller.

As contemplated by the Business Combination Agreement, on or before the Closing Date, the following occurred: (i) the Seller and Stryve Foods, LLC (“Stryve LLC”) conducted a reorganization via a merger pursuant to which the Seller became a holding company for Stryve LLC, the former owners of Stryve LLC became the owners of the Seller, and the former holders of convertible notes of Stryve LLC became holders of convertible notes of the Seller, and pursuant to which Stryve LLC retained all of its subsidiaries, business, assets and liabilities, and became a wholly-owned subsidiary of the Seller (the “Merger”), (ii) the Company was transferred by way of continuation out of the Cayman Islands and domesticated as a corporation in the State of Delaware, (iii) the Seller contributed to Holdings all of the issued and outstanding equity interests of Stryve LLC in exchange for 11,502,355 newly issued non-voting Class B common units of Holdings (the "Seller Consideration Units") and voting (but non-economic) Class V common stock of the Company (that was previously subject to a post-Closing working capital true-up), (iv) the Company contributed all of its cash and cash equivalents to Holdings, approximately $37.9 million, after the payment of approximately $7.8 million to the Company’s shareholders that elected to have their shares redeemed in connection with the Closing (the “Redemption”) and the payment of approximately $10.4 million of the Company’s expenses and other liabilities due at the Closing, in exchange for newly issued voting Class A common units of Holdings and (v) the Company issued $10.9 million of Class A common stock, satisfied by the offset of principal and accrued interest under $10.6 million of outstanding unsecured promissory notes (the "Bridge Notes") issued by Stryve LLC to certain investors in a private placement on the Closing Date (the "Bridge Investors"); and (vi) the Company changed its name to “Stryve Foods, Inc.” In addition, the Company’s ordinary shares converted into shares of Class A common stock, par value of $0.0001 per share, without any action of the holder. On March 25, 2022, the Company finalized the post-closing adjustments under the Business Combination Agreement, which resulted in the release of all 115,023 escrowed shares of Class V common stock, an equal number of Holdings Class B common units, and the net payment of approximately $238,000 by the Company to the Seller. As a result, no additional post-closing adjustments remain outstanding.

Following the consummation of the Business Combination, the combined company is organized in an “Up-C” structure in which the business of Stryve LLC and its subsidiaries is held by Holdings, which is a subsidiary of the Company. By virtue of the “Up-C” structure, the Company’s only direct assets consist of its equity interests in Holdings, an entity of which the Company maintains 100% voting control. As the sole voting member of Holdings, the Company has full, exclusive and complete discretion to manage and control the business of Stryve LLC and to take all action it deems necessary, appropriate, advisable, incidental, or convenient to accomplish the purposes of Stryve LLC and, accordingly, the financial statements are prepared on a consolidated basis.

On July 20, 2021, in connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; and (ii) the Company issued 1,357,372 shares of Class A common stock to the Bridge Investors satisfied by the offset of $10.9 million of principal and accrued interest under outstanding Bridge Notes issued by Stryve LLC, as part of the Business Combination.

The Business Combination is accounted for as a reverse capitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under this method of accounting, Stryve LLC is treated as the acquirer and Andina is treated as the acquired company for financial statement reporting purposes. Because Stryve LLC was deemed the accounting acquirer, the historical financial statements of Stryve LLC became the historical financial statements of the combined company, upon the consummation of the Business Combination.

COVID-19

As the COVID-19 pandemic continues and new variants emerge, we continue to prioritize the safety of our employees while navigating the evolving operating environment. Despite facing increased commodity costs, supply chain and transportation constraints, and labor challenges through the pandemic, we have capitalized on our competitive advantages in manufacturing to drive significant growth in consumer adoption of our products leading to an increased retail footprint and ultimately growth in net sales.

The COVID-19 pandemic has presented certain challenges and opportunities for the Company. The unpredictable nature of the COVID-19 pandemic, creates continued uncertainty around vaccination mandates, economic recovery, labor and other inflationary pressures. The COVID-19 pandemic also creates uncertainty around customer demand within retail distribution as some retail partners’ willingness to reset distribution (which involves refreshing and reorganizing their product mix) and bring on new products may be affected. As distribution resets are an important way for us to secure new retail distribution for our products, this dynamic delayed our entry into many retail locations over the course of the pandemic. We anticipate that, although there is still a risk that distribution resets of certain retailers may be affected by the pandemic, we believe that many of the retailers will conduct resets as scheduled. That said, in early 2020 we positioned ourselves to drive growth despite the delays in retail distribution with our robust direct to consumer (“DTC”) e-commerce strategy. Additionally, COVID-19 created certain operational complexities that we have sought to overcome by seeking to better optimize our supply chain, and implementing safety measures including social distancing, mask requirements, and increased sanitation at its facilities.

Through the majority of the pandemic, we have been successful at avoiding disruptions to our supply chain and operations through these measures and have been able to maintain continuity of supply for its customers. However, in the second half of 2021, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins.

We believe that most supply chain disruptions we experienced in our operations due to the pandemic are temporary but may persist in the near term. In the second half of 2021, we experienced higher costs throughout the business, including higher overall raw material, beef, transportation, labor, and advertising costs that we anticipate continuing into 2022. We continue to track new developments and ongoing impacts from the pandemic as we execute on our mitigating strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, improving our manufacturing yields through capacity enhancements, investing in further automation, and rationalizing and optimizing marketing spend to drive greater returns and retail velocities.

Results of Operations –Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the year ended December 31, 2021 compared to the year ended December 31, 2020.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	(audited)		(audited)
(In thousands)		% of sales		% of sales
Net sales	$30,082	100.0%	$17,002	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	19,814	65.9%	11,098	65.3%
Gross profit	$10,268	34.1%	$5,904	34.7%

Operating expenses
Selling and marketing expense	$26,125	86.8%	$10,764	63.3%
Operations expense	4,522	15.0%	2,309	13.6%
Salaries and wages	7,575	25.2%	5,799	34.1%
Non-cash compensation expense	1,701	5.7%	—	—
Depreciation and amortization expense	1,622	5.4%	1,290	7.6%
Gain on disposal of fixed assets	11	0.0%	14	0.1%
Total operating expenses	41,556	138.1%	20,176	118.7%
Operating loss	(31,288)	(104.0)%	(14,272)	(83.9)%

Other income (expense):
Interest expense	(3,028)	(10.1)%	(3,302)	(19.4)%
PPP loan forgiveness	1,670	5.6%	—	—
Change in fair value of Private Warrants	253	0.8%	—	—
Gain on debt extinguishment	545	1.8%	—	—
Other income	(112)	(0.4)%	27	0.2%
Other expense	(672)	(2.2)%	(3,275)	(19.3)%
Net loss before income taxes	$(31,960)	(106.2)%	$(17,547)	(103.2)%

Net sales. Net sales increased by $13.1 million from $17.0 million during the year ended December 31, 2020 to $30.1 million during the year ended December 31, 2021 representing growth of 76.9% for the comparable periods. The primary drivers of the increase in net sales are the full-year benefit and continuation of our DTC e-commerce sales platform, increased sales of our products to existing wholesale and private label accounts, and net new sales related to additional distribution secured in 2021 at a number of key retailers.

We drove growth through our targeted DTC e-commerce initiatives, which generated $10.9 million in net sales for the year ended December 31, 2021 compared to $6.3 million for the year ended December 31, 2020. Despite the strong growth in DTC e-commerce revenues from 2020 to 2021 on a full-year basis, the performance of our e-commerce business in the latter part of 2021 the digital advertising behind our DTC business became significantly more expensive and less effective due to industry wide changes related to data privacy and app tracking that took hold in late 2021 affecting nearly all DTC advertisers. As a result, we elected to significantly scale back digital advertising midway through the fourth quarter of 2021. We anticipate that these trends in digital advertising will continue for the foreseeable future, and as such, plan to proceed with what we believe to be a more prudent approach to DTC spending in 2022.

Net sales to wholesale customers increased to $13.7 million in the year ended December 31, 2021 compared to $6.2 million in the year ended December 31, 2020. Further, we added a significant number of new doors of distribution in the year ended December 31, 2021 across most of our brands, which contributed meaningfully to our growth. Throughout the year ended December 31, 2021 we secured new distribution with several marquee customers in the club, mass, grocery, and convenience channels. Further, we garnered expanded distribution with a number of its existing retail relationships. We believe that outside of the new and expanded distribution, the growth in the wholesale channel is, in part, attributable to increased sell-through velocities of our products at retailers supported by increased foot traffic in retail stores following an easing of pandemic related restrictions and associated consumer behavior. In late 2021, we were faced with certain supply chain, labor, and transportation related challenges that negatively affected our net sales performance that we did not experience in 2020.

The following table shows the net sales of the Company disaggregated by channel for the year ended December 31, 2021 and 2020:

	Year ended		Year ended
	December 31, 2021		December 31, 2020
	(audited)		(audited)
(In thousands)		% of sales		% of sales
e-Commerce	$10,874	36.1%	$6,284	37.0%
Wholesale	13,654	45.4%	6,151	36.1%
Private label	5,554	18.5%	4,567	26.9%
Net Sales	$30,082	100.0%	$17,002	100.0%

Cost of Goods Sold. Cost of goods sold increased by $8.7 million from $11.1 million in the year ended December 31, 2020 to $19.8 million in the year ended December 31, 2021, which was primarily driven by increased sales volume followed by significant increases in direct labor and commodity input costs, including beef, packaging, and other ingredients. Overall commodity beef prices have increased significantly year-over-year due to what we believe are the direct and indirect effects of the COVID-19 pandemic, specifically labor shortages and inefficiencies in the meat processing supply chain resulting in inflationary pressures, which may persist for the foreseeable future.

Gross Profit. Gross profit increased $4.4 million from $5.9 million in the year ended December 31, 2020 to $10.3 million in the year ended December 31, 2021. As a percent of net sales, gross profit for the year ended December 31, 2021 was 34.1% which is slightly lower than comparable period ended December 31, 2020 of 34.7%. A few primary factors contribute to this performance:

•
As described above, overall net sales increased by $13.1 million in the year ended December 31, 2021 compared to the same period in 2020 while gross profit increased by approximately $4.4 million over the same time period.
•
In the first quarter of 2021, we added certain capabilities to our manufacturing process allowing us to prepare raw meat inputs exactly to our required specifications for production. This enabled us to purchase substantially the same cuts and quality of meat without paying the incremental cost for meat suppliers to prepare the meat to our specification prior to delivery. Given that our beef costs have increased materially due to the aforementioned supply chain challenges, this revised manufacturing process has allowed the Company to partially offset the impact of those pressures.
•
In the third quarter of 2021, Stryve closed its Business Combination with Andina. In doing so, it secured capital to support its growth initiatives. Some of these initiatives have an impact on gross profit margin including but not limited to trade discounts and promotional spending to support increased velocity and distribution.
•
Stryve’s wholesale customer mix of business shifted from 2020 to 2021 with latter half of the most recent year experiencing a greater volume from club and mass channels than in the prior year which offset some of the margin enhancement achieved in the first half of 2021.
•
As 2021 progressed, we experienced increasing pressure on direct labor wage rates. These inflationary pressures necessitated several increases to our direct labor rates throughout 2021. We are hopeful that our investments in automation and process improvements will help to offset some of these pressures moving forward.
•
Aside from the effects of mix and increases in trade promotions, the net prices in place for our products during the year ending December 31, 2021 were materially the same as those in place for the prior year period. In late 2021, we initiated several strategies to increase the average net price of our products sold but the impact on 2021 was minor as based by our estimate, most of the strategies will begin to take effect throughout 2022.

Operating Expenses.

•
Selling, and marketing expenses. Selling and marketing expenses increased by $15.3 million from $10.8 million in the year ended December 31, 2020 to $26.1 million in the year ended December 31, 2021. Stryve increased its spend with respect to its marketing efforts including digital media, advertising, and paid search during 2021 compared to the prior year, 2020. While digital media will continue to be a key piece of our marketing strategy, we intend to temper this spending for the foreseeable future and increase our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on these expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend. Other factors driving the overall increase in selling, and marketing expenses include volume driven increases in platform/broker fees.
•
Operations expenses. Operations expenses increased by $2.2 million from the year ended December 31, 2020 as compared to the year ended December 31, 2021. The ramp-up of our DTC web fulfillment operation and growth of wholesale volumes contributed primarily to an increase in freight-out expense in the year ended December 31, 2021 compared to the year ended December 31, 2020. Further, increases in rates across most modes of transportation have contributed to the increase. Additionally, expenses related to supplies, maintenance, and equipment increased from 2020 compared to 2021 primarily due to increased overall volumes.

•
Salaries and wages. Salaries and wages increased $1.8 million from the year ended December 31, 2020 compared to the year ended December 31, 2021, increasing from $5.8 million to $7.6 million. This increase is in part attributable to certain non-recurring retention bonus compensation related to a prior acquisition as well as to key contributors within the organization incurred in 2021. Stryve’s management anticipates some growth in administrative headcount to accommodate the increased reporting and compliance responsibilities of being a public company going forward.
•
Non-cash compensation expense. In conjunction with the Business Combination, notes receivable were forgiven resulting in a non-cash compensation expense of $1.7 million in the year ended December 31, 2021.
•
Depreciation and amortization. Depreciation and amortization increased $0.3 million from the year ended December 31, 2020 compared to the year ended December 31, 2021 and is primarily attributable to the timing of capital expenditures and dispositions of assets.

Operating Loss. Operating loss increased by $17.0 million from $14.3 million for the year ended December 31, 2020 to $31.3 million for the year ended December 31, 2021 and is primarily attributable to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales and gross profit.

Interest Expense. Interest expense decreased by $0.3 million from $3.3 million for the year ended December 31, 2020 to $3.0 million for the year ended December 31, 2021. While we relied, in part, on debt capital to support the business throughout 2020 and during the first half of 2021, we significantly deleveraged the business upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year.

Net Loss. Net loss increased $14.5 million from $17.5 million for the year ended December 31, 2020 to $32.0 million for the year ended December 31, 2021 and is primarily attributable to the expenses related to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales and gross profit.

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

The table below provides a reconciliation of EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the years December 31, 2021 and 2020.

	Year ended	Year ended
	December 31, 2021	December 31, 2020
	(audited)	(audited)
(In thousands)
Net loss	$(31,990)	$(17,547)
Interest expense	3,028	3,302
Income tax expense (benefit)	30	—
Depreciation and amortization	1,622	1,290
EBITDA	$(27,310)	$(12,955)

EBITDA. We achieved EBITDA of $(27.3) million during the year ended December 31, 2021 compared to $(13.0) million for the year ended December 31, 2020. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Liquidity and Capital Resources

Overview. We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. For the year ended December 31, 2021, we incurred an operating loss of $31.3 million and used cash in operations of $38.2 million. As of December 31, 2021, we have working capital of $3.2 million which compares favorably to the $26.3 working capital deficit we maintained as of December 31, 2020. On January 11, 2022, we closed private placement offering in which we raised $35.0 million of gross proceeds to significantly strengthen our liquidity position. We anticipate using the funds raised for things including but not limited to working capital to support near term growth, capital expansion projects, including potentially increasing manufacturing capacity and adding manufacturing capabilities by building or procuring other manufacturing facilities and making other process improvements, and general corporate purposes, including marketing and sales initiatives and repaying debt.

On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (the “Buyer”), an entity controlled by Ted Casey, a member of the Company’s Board of Directors, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction). Under the terms of the Sale and Leaseback Transaction, the Company agreed to sell its manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”). The Sale and Leaseback Transaction was consummated on June 4, 2021 for a total purchase price of $7.5 million. The consummation of the Sale and Leaseback Transaction provided the Company with net proceeds (after transaction related costs) of approximately $7.3 million. The net proceeds were used for general corporate purposes and to retire the following debt facilities (as described in Note 10 to Stryve’s audited financial statements included herein): the Mortgage, the Lender Agreement, and the Lender Agreement 2 for an aggregate amount of $6.5 million.

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

In connection with the consummation of the Business Combination, on July 20, 2021, the Company raised proceeds of $37.9 million (net of Andina’s transaction costs and expenses). Following the Closing, Stryve retired the following debt facilities (as described in Note 10 to Stryve’s financial statements included herein): the Promissory Note, the VM Agreement 2, the CVI Agreement, the ICBT Agreement, and the MCA #4 Agreement for an aggregate amount of approximately $11.1 million including principal and interest. The Company believes the cash proceeds from the Business Combination, net of the $11.1 million of debt reduction described below, combined with the private offering in January 2022 described above will be sufficient to fund the Company’s cash requirements for at least the next twelve months.

	Principal	Accrued Interest	Total payoff

VM Agreement 2	$4,610,000	$158,343	$4,768,343
MCA #4 Agreement	2,900,000	25,531	2,925,531
CVI Agreement	2,300,000	13,800	2,313,800
Promissory Note	237,500	31,699	269,199
ICBT Agreement	833,333	—	833,333

Total	$10,880,833	$229,373	$11,110,206

Cash Flows. The following tables show summary cash flows information for the years ended December 31, 2021 and 2020.

	Year ended	Year ended
	December 31, 2021	December 31, 2020

(In thousands)
Net cash used in operating activities	$(38,241)	$(15,786)
Net cash used in investing activities	(1,368)	(2,502)
Net cash provided by financing activities	41,235	18,823
Net increase in cash and cash equivalents	$1,626	$535

Net Cash used in Operating Activities. Net cash used in operating activities increased $22.4 million from $15.8 million through the year ended December 31, 2020 compared to $38.2 million through the year ended December 31, 2021. The majority of this increase is attributable to the increase in net loss in the year ended December 31, 2021 as compared to the year ended December 31, 2020 with the balance of the increase stemming from considerable investment in net working capital.

Net Cash used in Investing Activities. Net cash used in investing activities decreased from $2.5 million in the year ended December 31, 2020 to $1.4 million in the year ended December 31, 2021, representing a $1.1 million decrease in cash consumed when comparing the same period year over year. This decrease is primarily attributable to the acquisition of the Kalahari brand assets that took place in 2020 which represents approximately $1.5 million of the change year-over-year. We anticipate increased investment in manufacturing and fulfillment assets moving forward, in order to ensure we have adequate capacities to meet the potential demand for our products.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $22.4 million more cash in the year ended December 31, 2021 compared to the year ended December 31, 2020. In the year ended December 31, 2020, we generated cash from financing activities of $18.8 million from a combination of the issuance of convertible notes, short-term borrowings, equity capital raised from private investors, and repayment of debt. In the year ended December 31, 2021, we generated cash from financing activities of $41.2 million from a combination of the issuance of the Bridge Notes, additional short-term borrowings, repayment of debt, and the consummation of the transactions in connection with the Business Combination.

Debt and credit facilities. The information below represents an overview of the Company’s debt and credit facilities. The Company’s outstanding indebtedness as of December 31, 2021 and December 31, 2020 is as follows:

	As of December 31,	As of December 31,
	2021	2020
Long term debt	$1,567	$5,678
Short term debt	2,000	7,746
Related party notes payable	—	3,001
Convertible notes, net of subscriptions to members (Note 10)	—	8,254
Payroll protection loan	—	1,670
Other notes payable	—	212
Line of credit (Note 9)	3,500	3,500
Total notes payable	7,067	30,061
Less: current portion	(3,447)	(22,650)
Less: line of credit	(3,500)	(3,500)
Notes payable, net of current portion	120	3,911
Deferred financing fees	—	(37)
Total notes payable, net	$120	$3,874

Future minimum principal payments on the notes payable as of December 31, 2021, are as follows for the years ending December 31:

2022	$6,947,056
2023	93,943
2024	18,267
2025	7,332
2026	—

$7,066,598

On January 28, 2022, we paid off approximately $6.8 million of outstanding principal and interest owed to Origin bank.

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

Ability to Acquire and Retain Consumers at a Reasonable Cost. Stryve’s management believes an ability to consistently acquire and retain consumers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, Stryve intends to strategically allocate advertising spend between online and offline channels favoring digital media, as well as emphasizing more targeted and measurable “direct response” digital marketing spend with advertising focused on increasing consumer awareness and driving trial. Further, we acknowledge that changes to third-party algorithms that may be utilized directly, or indirectly, by Stryve in its advertising efforts may impact the effectiveness of Stryve's advertising which may increase its overall cost to acquire and retain consumers.

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

Ability to Expand Gross Margins. Stryve’s overall profitability will be impacted by its ability to expand gross margins through effective sourcing of raw materials, managing production yields and drying times, controlling labor and shipping costs, as well as spreading other production-related costs over greater manufacturing volumes. Additionally, Stryve's ability to expand gross margins will be influenced by its revenue channel and customer mix as well as by Stryve's ability to pass price increases to its customers.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of and for the year ended December 31, 2021, customer and vendor concentrations in excess of 10% consolidated sales, purchases, accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	12%	—	19%	—
Customer B	11%	—	15%	—
Customer C		—	10%	—
Vendor A	—	—	—	10%

Interest rate risk. Stryve is subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, are not currently but may be used for the purpose of managing fluctuating interest rate exposures that exist from Stryve’s variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of Stryve’s interest payments, and accordingly, Stryve’s future earnings and cash flows, assuming other factors are held constant. Additionally, changes in prevailing market interest rates may affect Stryve’s ability to refinance existing debt or secure new debt financing. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to interest rate risk either directly or indirectly.

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net income (loss) for the year ended December 31, 2021 and 2020 and therefore, the risk of this is insignificant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

Raw material risk. Stryve’s profitability depends, among other things, on its ability to anticipate and react to raw material costs, primarily beef. The price of beef and other raw materials are subject to many factors beyond Stryve’s control, including general economic conditions, inflation, processing labor shortages, cost of feed, demand, natural disasters, weather and other factors that may affect beef supply chain participants. Changes in the prices of beef and other raw materials have already negatively affected Stryve's results of operations, and any continued or further changes could have a material impact on Stryve’s business, financial condition and results of operations. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to raw material commodity risks.

Inflation risk. Inflation may impact Stryve’s revenue and cost of services and products, Stryve believes the effects of inflation, if any, on its business, financial condition and results of operations have been material to date which management hopes to alleviate through mitigating strategies. However, there can be no assurance that any mitigation strategies management employs will be effective or that its business, financial condition and results of operations will not be materially impacted by continued inflation in the future. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to inflation risk either directly or indirectly.

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

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. The percentage provided was increased from 8% to 11% during 2021 based upon the level of deductions processed. As of December 31, 2021 and December 31, 2020, the allowance for doubtful accounts and returns and deductions totaled $1,236,497 and $1,603,069 respectively. Total bad debt expense for the years ended December 31, 2021 and December 31, 2020 was $1,078,302 and $744,863 respectively.

	As of December 31,
(In thousands)	2021	2020
Beginning balance	$1,603	$688
Provisions	1,154	915
Write-offs/ reversals	(1,521)	—
Ending balance	$1,236	$1,603

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

Fair Value Analysis

The following table provides a summary of certain assumptions that drive the fair value of the Company (reporting unit):

Entity’s (Reporting unit’s) current carrying value
Calculated as total assets less total liabilities plus total debt all as of 12/31/2021	$23,508,697
Date of most recent quantitative valuation	12/31/2021
Entity’s (Reporting unit’s) fair value per most recent valuation
Calculated as Enterprise Value of Stryve based on closing price of Class A common stock as of 12/31/2021 less total debt as of 12/31/2021	$79,182,872

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

Based on this analysis, Stryve management has determined that it is more than likely that the fair value of the reporting unit exceeds the carrying amount as of December 31, 2021. As a result, no impairments were made to Goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following information is included in this Item 8:

Report of the Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Stryve Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stryve Foods, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Changes in Accounting Principles ASU No.2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards update (“ASU”) No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2021, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2022

STRYVE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$2,217,191	$591,634
Accounts receivable, net	2,900,281	679,061
Inventory, net	7,215,981	3,373,033
Prepaid media spend	450,000	249,000
Prepaid expenses and other current assets	2,255,539	529,230
Total current assets	15,038,992	5,421,958

Property and equipment, net	6,825,895	6,845,132
Right-of-use asset, net	767,382	—
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,604,359	4,962,834
Prepaid media spend, net of current portion	1,084,548	498,662
Other assets	4,192	58,545
TOTAL ASSETS	36,775,368	$26,237,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	3,097,516	3,839,384
Accrued expenses	1,634,978	1,710,384
Current portion of lease liability	168,482	—
Line of credit	3,500,000	3,500,000
Current portion of long-term debt	3,447,056	22,649,995
Total current liabilities	11,848,032	31,699,763

Long-term debt, net of current portion	119,542	3,874,235
Lease liability, net of current portion	598,900	—
Financing obligation - related party operating lease	7,500,000	—
Deferred tax liability, net	67,223	—
Deferred Stock Compensation Liability	71,197	—
Warrant liability	128,375	—
TOTAL LIABILITIES	20,333,269	35,573,998

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 8,633,755 shares issued and outstanding	863	—
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 11,502,355 and 10,152,020 shares issued and outstanding, respectively	1,150	1,015
Additional paid-in-capital	100,551,257	42,783,367
Accumulated deficit	(84,111,171)	(52,121,249)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	16,442,099	(9,336,867)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	36,775,368	$26,237,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year
	Ended December 31
	2021	2020
SALES, net	$30,081,577	$17,002,052

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	$19,814,287	$11,097,868

GROSS MARGIN	$10,267,290	5,904,184

OPERATING EXPENSES
Selling expenses	$26,124,853	10,763,951
Operations expense	$4,521,771	2,309,201
Salaries and wages (including non-cash compensation)	$9,275,724	5,799,460
Depreciation and amortization expense	$1,621,733	1,290,128
Loss on disposal of fixed assets	$11,015	13,512
Total operating expenses	$41,555,096	20,176,252

OPERATING LOSS	$(31,287,806)	(14,272,068)

OTHER (EXPENSE) INCOME
Interest expense	(3,027,707)	(3,301,818)
PPP loan forgiveness	1,669,552	—
Change in fair value of Private Warrants	252,800	—
Gain on debt extinguishment	545,200	—
Other (expense) income	(111,689)	27,115
Total other (expense) income	(671,844)	(3,274,703)

NET LOSS BEFORE INCOME TAXES	(31,959,650)	(17,546,771)
Income taxes	30,272	—

NET LOSS	$(31,989,922)	$(17,546,771)
Loss per common share:
Basic and diluted	$(2.16)	$(2.14)

Weighted average shares outstanding:
Basic and diluted	14,821,319	8,184,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 and 2020

	Common Stock Class A		Common Stock Class B/V		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total

BALANCE, JANUARY 1, 2021	—	—	10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)

Repurchase of member shares	—	—	(12,598)	(1)	$(99,949)	—	$(99,950)

Conversion of Convertible Notes & interest payable to Class V common stock	—	—	1,362,933	$136	$10,822,138	—	$10,822,274

Recapitalization
Recapitalization with Andina	3,409,949	341	—	—	$11,571,705	—	$11,572,046
PIPE Raise	5,607,372	561	—	—	$35,062,867	—	$35,063,428
Tax impact of recapitalization	-	-	—	—	$(67,223)	—	$(67,223)

Pre-Funded Warrant	(800,000)	(80)	—	—	$80	—	$—

Issuance of Restricted Stock Units	3,500	—	—	—	$20,055	—	$20,055
Issuance of Restricted Stock Awards	412,934	41	—	—	$458,217	—	$458,258

Net Loss	-	-	—	—	$—	(31,989,922)	$(31,989,922)

BALANCE, DECEMBER 31, 2021	8,633,755	$863	11,502,355	$1,150	$100,551,257	$(84,111,171)	$16,442,099

	Common Stock Class B/V		Additional	Retained
	Shares	Amount	Paid-in-Capital	Earnings	Total

BALANCE, JANUARY 1, 2020	8,370,647	837	28,759,163	(34,574,478)	(5,814,478)

Members' contributions	1,781,373	178	14,024,204	—	$14,024,382

Net loss	—	—	—	(17,546,771)	(17,546,771)

BALANCE, DECEMBER 31, 2020	10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31	December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,989,922)	$(17,546,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization expense	1,376,495	1,290,128
(Gain) Loss on disposal of fixed assets	11,015	13,512
Amortization of intangible assets	245,238	-
Amortization of debt issuance costs	532,547	205,018
Net change in right-of-use assets and liabilities	34,226	-
Interest income on members loan receivable	(27,123)	(23,745)
Bad debt expense	1,078,302	744,863
Gain on debt extinguishment	(545,200)	-
Forgiveness on paycheck protection program loan	(1,669,552)	-
Amortization of stock based compensation	549,510	-
Change in fair value of Private Warrants	(252,800)	-
Forgiveness of Notes Receivable	1,700,869	-
Changes in operating assets and liabilities:
Accounts receivable	(3,299,522)	4,095
Inventory	(3,842,948)	(1,252,481)
Prepaid media spend	(786,886)	(747,662)
Prepaid expenses and other current assets	(1,703,444)	364,883
Vendor Deposits	30,607	(34,800)
Accounts payable	(741,868)	(152,514)
Accrued liabilities	1,059,591	1,349,215
Net cash used in operating activities	(38,240,865)	(15,786,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition	—	(1,511,900)
Cash paid for purchase of equipment	(1,435,022)	(1,046,723)
Cash received for sale of equipment	66,750	56,192
Net cash used in investing activities	(1,368,272)	(2,502,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	—	8,738,754
Repurchase of member shares	(99,950)	—
Investment from Andina	36,135,517	—
Borrowings on long-term debt	200,000	2,761,427
Repayments on long-term debt	(4,472,150)	(1,354,651)
Borrowings on related party debt	13,904,000	200,000
Repayments on related party debt	(7,611,366)	(415,000)
Borrowings on short-term debt	14,884,549	4,509,449
Repayments on short-term debt	(11,198,740)	(126,260)
Issuance of convertible debt	—	2,840,000
Debt issuance costs	(507,166)	—
Borrowings on paycheck protection program loan	—	1,669,552

Net cash provided by financing activities	41,234,694	18,823,271

Net change in cash and cash equivalents	1,625,557	534,581
Cash and cash equivalents at beginning of year	591,634	57,053
Cash and cash equivalents at end of year	$2,217,191	$591,634

SUPPLEMENTAL INFORMATION:
Cash paid for interest	2,800,004	2,439,426
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash retirement of Bridge Notes	10,856,964	—
Right-of-use assets obtained in exchange for operating lease liabilities	937,147	—
Member subscriptions for convertible note	—	1,650,000

Assets acquired in Kalahari transaction	—	5,867,344
Liabilities assumed in Kalahari transaction	—	(882,438)
Short term debt converted to related party debt	—	3,001,366
Accrued interest converted to Series 3 Preferred units	—	1,088,561
Long term debt converted to related party debt	—	550,000
Related party debt converted to Series 3 Preferred units	—	3,997,067
Short term debt converted to Series 3 Preferred units	—	200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Liquidity

The Company incurred net losses of approximately $32.0 million (including non-cash charges of $3.0 million) during the year ended December 31, 2021. Cash used in operating activities was approximately $38.2 million for the year ended December 31, 2021. The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Its principal uses of cash have been debt service, capital expenditures and working capital, and funding operations.

At December 31, 2021, the Company had total current assets of $15.0 million and current liabilities of $11.8 million resulting in working capital of $3.2 million. At December 31, 2021, the Company had total assets of $36.8 million and total liabilities of $20.3 million resulting in stockholders’ equity of $16.4 million.

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

On January 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with select accredited investors (the “2022 PIPE Investors”), relating to the issuance and sale of 2,496,934 shares of the Company’s Class A common stock and, in lieu of Class A Common Stock, pre-funded warrants to purchase 7,797,184 shares of Class A common stock (the “PIPE Pre-Funded Warrants”), and accompanying warrants (the “PIPE Warrants”) to purchase up to 10,294,118 shares of Class A common stock with an exercise price equal to $3.60 and a term of five years (the “Offering”). The Offering closed on January 11, 2022. The Class A common stock and PIPE Warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for PIPE Pre-Funded Warrants). The Company received gross proceeds from the Offering of approximately $35 million before deducting estimated offering expenses. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On January 31, 2022, the Company repaid approximately $6,841,000 of principal and interest to Origin under the Line of Credit and the outstanding notes, which represented all of the outstanding indebtedness to Origin.

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

Based on the Company's cash balance of approximately $2.2 million as of December 31, 2021, the proceeds from the Offering in January 2022, its significantly deleveraged balance sheet as of the date of these financials, and its expected cash flows, the Company believes that its available cash and working capital should be sufficient to fund its operations for at least the next 12 months from the issuance date of these financials and management has greater latitude over expenses with its improved cash position.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all information and footnotes necessary for a complete presentation of financial statements in conformity with GAAP. The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgements and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts and customer allowances, useful lives for depreciation and amortization, standard costs of inventory, provisions for inventory obsolescence, impairments of goodwill and long-lived assets, warrant liabilities and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgements and estimates could change, which may result in future impairments of assets among other effects.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. The percentage provided was increased from 8% to 11% during 2021 based upon the level of deductions processed. As of December 31, 2021 and December 31, 2020, the allowance for doubtful accounts and returns and deductions totaled $1,236,497 and $1,603,069, respectively. Total bad debt expense for the year ended December 31, 2021 and 2020 was $1,078,302 and $744,863, respectively.

Concentration of Credit Risk

The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company continuously evaluates the credit worthiness of its customers' financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

For the year ended December 31, 2021 and 2020, customers and vendor concentrations in excess of 10% of consolidated sales and purchases are as follows:

		For the Year
		Ended December, 31
		2021	2020
Customers:
	Customer A	12%	27%
	Customer B	11%	13%
	Customer C	10%	-
Vendor:
	Vendor A	-	19%

As of December 31, 2021 the following customers represented more than 10% of accounts receivable balances. No vendors represented more than 10% of the accounts payable balance:

		Accounts	Accounts
		Receivable	Payable
Customers:
	Customer A	19%	-
	Customer B	15%	-
Vendors:			-
	Vendor A	-	10%

Revenue Recognition Policy

The Company manufactures and markets a broad range of protein snack products through multiple distribution channels. The products are offered through branded and private label items. Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606:

(1)
Identification of the contract with a customer
(2)
Identification of the performance obligations in the contract
(3)
Determination of the transaction price
(4)
Allocation of the transaction price to the performance obligations in the contract
(5)
Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s revenue derived from the sale of branded and private label products is considered variable consideration as the contract includes discounts, rebates, incentives and other similar items. Generally, revenue is recognized at the point in time when the customer obtains control of the product, which may occur upon either shipment or delivery of the product. The payment terms of the Company’s contracts are generally net thirty to sixty days, although early pay discounts are offered to customers.

The Company regularly experiences customer deductions from amounts invoiced due to product returns, product shortages, and delivery nonperformance penalty fees. This variable consideration is estimated using the expected value approach based on the Company’s historical experience, and it is recognized as a reduction to the transaction price in the same period that the related product sale is recognized. Based on the Company’s analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of the Company’s revenues, was not impacted by the adoption of the new revenue standards.

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

Disaggregation of Net Sales

The following table shows the net sales of the Company disaggregated by channel for the year ended December 31, 2021 and 2020 (in thousands):

	For the Year
	ended December 31,
(In thousands)	2021	2020
e-Commerce	$10,874	$6,284
Wholesale	13,654	6,151
Private label	5,554	4,567
Ending balance	$30,082	$17,002

Inventory

Inventories consist of raw materials, work in process, and finished goods, are stated at lower of cost or net realizable value determined using the standard cost method. The Company reviews the value of items in inventory and provides write-downs and write-offs of inventory for obsolete, damaged, or expired inventory. Write-downs and write-offs are included in cost of goods sold.

Prepaid Media Spend

In fiscal 2020, the Company entered into a bartering arrangement with an independent full-service corporate trade company, a vendor, whereas the Company will provide inventory in exchange for media credits. As of December 31,

2021 the Company provided inventory to an independent full-service corporate trade company in exchange for future services. The Company has the right to utilize this asset as credits against future media buying services with this vendor. During 2021, the Company exchanged $836,886 of inventory for certain media credits and recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset which is included in "Prepaid media spend" on the accompanying consolidated balance sheet. The Company had $1.5 million of unused media credits as of December 31, 2021. The Company can utilize the credits at any time over the five year period following the dates the credits were created.

The Company accounts for barter transactions under ASC Topic No. 845 "Nonmonetary Transactions." Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.

Advertising Costs

In accordance with ASC 720-35, Advertising Costs, advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expenses for the year ended December 31, 2021 and 2020 were $14,488,125 and $6,123,049 respectively and are included in selling expenses in the accompanying statements of operations.

Leases

In accordance with FASB ASC Topic 842, Leases we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt, net of debt issuance costs and current maturities in the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Variable payments are not included in ROU assets or lease liabilities and can vary from period to period based on asset usage or our proportionate share of common costs. The implicit rate within our leases is generally not determinable and, therefore, the incremental borrowing rate at lease commencement is utilized to determine the present value of lease payments. We estimate our incremental borrowing rate based on third-party lender quotes to obtain secured debt in a like currency for a similar asset over a timeframe similar to the term of the lease. The ROU asset also includes any lease prepayments made and any initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected not to recognize ROU assets or lease liabilities for leases with a term of 12 months or less.

The Company has elected the “package of practical expedients” and as a result is not required to reassess its prior accounting conclusions about lease identification, lease classification and initial direct costs for lease contracts that exist as of the transition date. The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all asset classes.

Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in Cost of Sales or Selling, General and Administrative in our Consolidated Statements of Income depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in Interest expense, based on the effective interest method. All operating lease cash payments and interest on finance leases are presented within Cash flows from operating activities and all finance lease principal payments are presented within cash flows from financing activities in our Consolidated Statements of Cash Flows.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the acquisition of Biltong USA Inc., and Braaitime LLC in 2018. Goodwill is accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other”. Goodwill is reviewed and tested for impairment on a reporting unit level annually.

In January 2017, the FASB issued ASU 2017-03, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, effective for periods beginning after December 15, 2019, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. For the years ended December 31, 2021 and 2020, there was no impairment of goodwill.

Intangible Assets

On December 11, 2020, the Company’s wholly-owned subsidiary, Kalahari Snacks, LLC, entered into an asset purchase agreement with Kalahari Brands, Inc. consisting principally of its brands and marks, to acquire certain assets and liabilities of Kalahari Brands for a purchase price of $5,867,344. In terms of the asset purchase agreement, a post-closing working capital adjustment was applied to the purchase price. The adjustment of $113,237 was applied against the Kalahari Seller Note (See Note 10 - Debt).

The brand name is accounted for in accordance with ASC 350, “Intangibles – Goodwill and Other”, and amortized on a straight-line basis over 20 years and reviewed annually for impairment. As of December 31, 2021, there was no impairment of the intangible asset.

Stock Based Compensation

Stock-based compensation awards are accounted for in accordance with ASC Topic 718, Compensation –Stock Compensation (ASC 718). The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures.

Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or the fair value of the awards granted on the grant date, whichever is more reliably measured. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

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

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, the Pre-Funded Warrants are included in the calculation of basic earnings per share as the Pre-Funded Warrants can be exercised for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss. For any periods prior to the Closing, basic and diluted net income/loss per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the Seller Consideration Units (adjusted as necessary to reflect the capital activity of the Company prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing all on an as exchanged basis. As of December 31, 2020, there were no dilutive securities. As of December 31, 2021, there were 10,997,500 dilutive common stock equivalents consisting of warrants which were anti-dilutive.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method of ASC 740, Income Taxes, which requires the Company to recognize current tax liabilities or receivables for the amount of taxes as estimated are payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

Under the terms of a Tax Receivable Agreement (the “TRA”) as part of the Business Combination Agreement, the Company generally will be required to pay to the Seller 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in Andina Holdings, LLC that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination. This is accounted for in conjunction with the methods used to record income tax described above.

The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of December 31, 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company also entered into a TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of December 31, 2021, there have been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company and, accordingly, no TRA liabilities currently exist.

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

Recent Accounting Standards

ASU 2016-02, Leases. In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right-of-use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The standard was effective for the Company in 2021.

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

Note 4 - Inventory

As of December 31, 2021 and 2020 inventory consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020
Raw materials	$2,188,284	$1,068,259
Work in process	2,128,894	190,610
Finished goods	2,898,803	2,114,164
Total Inventory	$7,215,981	$3,373,033

As of December 31, 2021 and 2020, the reserve for slow moving and obsolete inventory was $170,482 and $444,485, respectively.

Note 5 - Prepaid Expenses and Other Current Assets

As of December 31, 2021 and 2020 prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 30,	December 31,
	2021	2020
Insurance	$940,588	$38,384
Marketing and advertising	195,876	$153,181
Vendor deposits	927,108	$121,318
Other	191,967	$216,347
	$2,255,539	$529,230

Note 6 - Property & Equipment

As of December 31, 2021 and 2020 property and equipment consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020

Plant and equipment	$6,291,019	$5,507,377
Furniture and fixtures	41,201	35,421
Leasehold improvements	2,329,725	1,922,332
Website	111,002	111,002
Land	242,333	242,333
Building	1,399,200	1,399,200
Total cost	10,414,480	9,217,665
Less accumulated depreciation	(3,588,585)	(2,372,532)
Property and equipment, net	$6,825,895	$6,845,132

Depreciation expense for the year ended December 31, 2021 and 2020 was $1,376,495 and $1,290,128 respectively.

Note 7 – Intangible Asset

As of December 31, 2021 and 2020, intangible assets consisting of the acquired brand assets of Kalahari had a balance of $4,604,359 and $4,962,834 respectively. As of December 31, 2021, management estimated that the remaining useful life of the Company's intangible asset was approximately 19 years.

The estimated future amortization of intangibles subject to amortization at December 31, 2021 was as follows:

5 Year Schedule

2022	$242,335
2023	242,335
2024	242,335
2025	242,335
2026	242,335
Thereafter	3,392,686

Total remaining amortization	$4,604,359

Amortization expense for the year ended December 31, 2021 was $245,238. There was no amortization in 2020.

Note 8 – Accrued Expenses

As of December 31, 2021 and 2020 accrued expenses consisted of the following:

	As of	As of
	December 30,	December 31,
	2021	2020
Interest payable	$34,612	$976,032
Insurance liability	-	15,813
Deferred rent	34,226	-
Payroll liabilities	622,619	296,036
State Taxes	10,900	-
Broker and commission payables	21,354	68,093
Marketing and advertising payables	329,530	6,250
Credit card payables	206,586	201,116
Capital raise payables	-	94,978
Professional fees payable	156,400	-
Other	218,751	52,066
	$1,634,978	$1,710,384

Note 9 - Line of Credit

The balance on the Company's existing line of credit (the "Line of Credit") was $3,500,000 as of December 31, 2021 and 2020. The Line of Credit was secured by all assets of the Company and was guaranteed by certain directors of the Company. The Line of Credit was subject to certain covenants, including requirements for debt service coverage ratio, tangible net worth ratio, and liquidity requirements, as outlined in the agreement. Effective December 15, 2021, the maturity date was extended to January 31, 2022, and the waiver for debt covenants was extended to January 31, 2022. The Company paid off the Line of Credit on January 28, 2022.

Note 10 - Debt

As of December 31, 2021 and 2020 debt consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020
Long-term debt	$1,566,598	$5,677,505
Short-term debt	2,000,000	7,745,843
Related party notes payable	-	3,001,366
Convertible Notes, net of subscriptions to members	-	8,254,390
Payroll protection loan	-	1,669,552
Other notes payable	-	212,066
Line of credit	3,500,000	3,500,000
Total notes payable	7,066,598	30,060,722
Less: current portion	(3,447,056)	(22,649,995)
Less: line of credit	(3,500,000)	(3,500,000)
Notes payable, net of current portion	119,542	3,910,727
Deferred financing fees	-	(36,492)
Total notes payable, net	$119,542	$3,874,235

Long-Term Debt

Outstanding as of December 31, 2021

Unless otherwise stated, collateralized loans are secured by the net book value of the assets of the Company, totaling $36,775,368 as of December 31, 2021 and $26,237,131 as of December 31, 2020

On August 17, 2018, the Company entered into a promissory note agreement with Origin Bank (“CapEx”) with a limit on borrowings of $2,240,000. As of December 31, 2021 and 2020, the principal amount due on the CapEx was $1,304,896 and $1,521,874, respectively. This note was repaid in full on January 28, 2022.

On December 3, 2018, the Company entered into a business loan agreement with First United Bank and Trust Co. (“Loan Agreement”), for a principal balance of $89,001. The Loan Agreement calls for monthly principal and interest payments of $1,664, at an interest rate of 4.49% per annum, and matures on December 15, 2023. The principal amount due on the Loan Agreement was $38,136 and $55,893 as of December 31, 2021 and December 31, 2020 respectively. The Loan Agreement is secured by the vehicles acquired with the loan having a carrying value which approximates the outstanding loan balance.

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021 through maturity on June 1, 2023. As of December 31, 2021, the balance on this loan was $154,088.

Retired during the twelve months ended December 31, 2021

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

On June 29, 2018, the Company entered into a promissory note agreement with Origin Bank (“Mortgage”) for the principal amount of $1,240,000. The balance as of December 31, 2020 was $1,160,547, which was satisfied in full with the proceeds of the sale-leaseback of the Madill property.

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

Short-Term Debt

Outstanding as of December 31, 2021

Effective December 15, 2021, the maturity date on all notes outstanding with Origin Bank were extended to January 31, 2022 under similar terms, and the waiver for debt covenants was extended to January 31, 2022. The debt covenants were released upon the repayment of the notes with Origin Bank on January 28, 2022.

On June 23, 2020, the Company entered into a promissory note agreement with Origin Bank (“Security Agreement 3”) for the principal amount of $2,000,000. The Security Agreement 3 called for interest only payments beginning August 5, 2020 through September 5, 2020, at an interest rate of 5% per annum, with the entire balance maturing on October 5, 2020. The maturity date was extended to January 31, 2022. The Security Agreement 3 was secured by the assets of the Company and guaranteed by certain directors of the Company. As of December 31, 2021, the principal amount due on Security Agreement 3 was $2,000,000. This note was repaid in full on January 28, 2022.

Retired during the twelve months ended December 31, 2021

On July 15, 2019, the Company entered into a note payable agreement (“VM Agreement”) with Van Maren Financial (USA), Inc. for the principal amount of $2,000,000, which was increased to $3,250,000 effective December 15, 2019. This note was repaid in full.

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

Interest expense on related party notes payable totaled $34,926 and $202,112 for the year ended December 31, 2021 and 2020, respectively.

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

Other Notes Payable

The Company holds various financing and lease agreements with original principal balances ranging from $20,000 through $50,000 for the year ended December 31, 2021. The vehicle financing agreements call for monthly principal and interest payments ranging from $368 through $585 and bear interest at fixed rates ranging from 3.89% through 6.81% per annum. Outstanding principal and accrued interest are due at maturity, ranging from October 12, 2022 through September 13, 2024. The principal amount due on the agreements was $102,779 as of December 31, 2021. The financing agreements are secured by vehicles with a net book value of $68,257 as of December 31, 2021.

The Other Notes Payable, Related Party Notes Payable, and Seller Notes are subordinated to the Line of Credit.

Future minimum principal payments on the notes payable as of December 31, 2021:

2022	$6,947,056
2023	93,943
2024	18,267
2025	7,332
2026	-

$7,066,598

Note 11 - Income Taxes

The Company is subject to federal and state income taxes with respect to its allocable share of any taxable income or loss of Andina Holdings, LLC, which includes operations of Stryve Foods, LLC, as well as any standalone income or loss the Company generates. Andina Holdings, LLC is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Andina Holdings, LLC taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, Andina Holdings, LLC is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. Prior to the BCA, the loss at Stryve Foods, LLC was passed through to its members and therefore recorded no tax provision in prior periods. As a result, the disclosures below reflect only the period ending December 31, 2021.

The components of income (loss) before income taxes, which includes the pre and post IPO periods during the year ended December 31, 2021, were as follows:

December 31,
2021
Domestic	$(31,959,650)
Foreign	-
Income before income taxes and NCI	$(31,959,650)

Significant components of income tax expense (benefit) were as follows:

December 31,
2021
Current income taxes:
Federal	$-
State	30,272
Foreign	-
Total current income taxes	$30,272
Deferred income taxes:
Federal	$-
State	-
Foreign	-
Total deferred income taxes	$-
Other tax expense (benefit)
Income tax expense (benefit)	$30,272

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to income tax (expense) benefit was as follows:

December 31,
2021
U.S. federal income taxes at statutory rate	$(6,711,527)
State and local income tax, net of federal benefit	$30,272
Permanent tax adjustments	$-
Pre-IPO Income	$3,677,549
Noncontrolling interest	$1,700,704
FMV of Warrant	$(53,088)
Remeasurement of TRA	$-
Change in valuation allowance	$1,386,362
Other	$-
Income tax expense (benefit)	$30,272

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at December 31, 2021:

December 31,
2021
Deferred Tax Assets
Investment in partnership	$6,877,827
Net Operating Loss	1,575,425
163(j)	160,527
Deferred Tax Assets	$8,613,779
Valuation Allowance	(8,613,779)
Net deferred tax asset	$-
Deferred Tax Liabilities
Other	(67,223)
Deferred Tax Liabilities	(67,223)
Net deferred tax asset/ (liability)	$(67,223)

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and on December 27, 2020 enacted the Consolidated Appropriations Act, 2021, neither of which had a material impact on the Company's provision for income taxes.

Valuation Allowance

The Company recorded a valuation allowance of $8.6 million at December 31, 2021. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTA's”). As of December 31, 2021, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in Andina Holdings, LLC, federal and state operating losses and state net operating losses, and the interest expense limitation. Therefore, a valuation allowance has been recorded against the DTAs for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company's valuation allowance increased by approximately $8.6 million in 2021.

December 31,
2021
Beginning balance	$-
Charged to costs and expenses	1,386,362
Charged to equity	7,227,417
Ending balance	$8,613,779

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of December 31, 2021.

Net Operating Loss Carryforwards

The Company has tax net operating loss (NOL) carryforwards related to its US federal and state operations of approximately $6.5 million as of December 31, 2021. The federal NOLs are carried forward indefinitely and the state NOLs will expire between 2036 and 2041.

The Company is subject to taxation in the United States and various state jurisdictions and as of December 31, 2021, the Company is not currently under U.S. federal or state income tax examinations by tax authorities.

Tax Receivable Agreement Liability

In conjunction with the Business Combination, the Company also entered into a TRA with the Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of December 31, 2021, there have been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company.

As of December 31, 2021, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability exists as of December 31, 2021.

Note 12 - Shareholders’ Equity

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

•
The Company may call the public warrants for redemption (but not the Private Warrants), in whole and not in part, at a price of $.01 per Public Warrant:
•
at any time while the Public Warrants are exercisable,
•
upon not less than 30 days’ prior written notice of redemption to each public warrant holder,
•
if, and only if, the reported last sale price of shares of Class A common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to public warrant holders, and
•
if, and only if, there is a current registration statement in effect with respect to shares of Class A common stock underlying such public warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption.

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by our initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of December 31, 2021 there were 197,500 Private Warrants outstanding.

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

As of December 31, 2021, 1,749,526 shares of Class A common stock remain available for issuance under the Incentive Plan.

Note 13 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of December 31, 2021, the Company had 1,749,526 shares available for grant under its stock plans. As of December 31, 2021, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $3.8 million is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2021	-	$-
Added	403,000	$5.21
Forfeiture	(500)	$5.16
Vested	(3,500)	$5.73
Restricted Stock at December 31, 2021	399,000	$5.20

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

There were 3,500 RSUs that vested in 2021.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2021	-			$—
Added	578,250	$5.45	22,184	$5.70
Forfeiture	(187,500)	$5.73		$—
Vested	(62,250)	$5.33	(22,184)	$5.70
Restricted Stock at December 31, 2021	328,500	$5.31	-	$—

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

There were 62,250 RSAs that vested in 2021.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Share based compensation costs associated with RSUs and RSAs grants are recorded as a separate component of Selling Expenses on the consolidated statements of income. Share-based compensation expense for service-based awards that contain a graded vesting schedule is recognized net of estimated forfeitures for plan participants on a straight-line basis.

Note 14 - Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices (unadjusted), for identical instruments in active markets.
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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant liability - Private Warrants	3	$128,375	$-

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

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows as at December 31, 2021:

Input	July 20, 2021	December 31, 2021
Risk-free interest rate	0.7%	1.2%
Dividend yield	0.0%	0.0%
Selected volatility	31.5%	49.7%
Exercise price	$11.50	$11.50
Market stock price	$9.20	$3.95

On December 31, 2021, the Private Warrants were determined to have a fair value of $0.58 per warrant for an aggregate fair value of $128,375.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of July 20, 2021	$381,175
Change in fair value	(252,800)
Fair value as of December 31, 2021	$128,375

Note 15 - Related Party Transactions

Loan Agreements. In addition to the related party notes payable outlined in Note 10, the Company entered into agreements with certain members and officers of the Company, including Convertible Notes, in the aggregate principal amount of $1,650,000 ("Related Party Convertible Notes") and offsetting note receivable agreements in the aggregate principal amount of $1,650,000. The note receivables of $1,650,000 and the accrued interest of $50,869 were forgiven in connection with the Business Combination on July 20, 2021. The forgiveness of these note receivables resulted in non-cash compensation expense of $1,700,869 in the year ended December 31, 2021. The Related Party Convertible Notes were converted into Series 3 units of the Seller on the same terms as the Convertible Notes.

Interest expense on the Related Party Convertible Notes totaled $54,518 for the year ended December 31, 2021.

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

Management determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale, hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500 thousand) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $417,983 during the year ended December 31, 2021.

Other. During the year ended December 31, 2021, the Company purchased approximately $258,401 in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The balance owed to the Related Party Manufacturer at December 31, 2021 was $70,482. The Company did not purchase goods from the Related Party Manufacturer in prior periods.

Note 16 - Commitments and Contingencies

Operating Leases

The Company held two lease agreements for office and warehouse space in Texas as of December 31, 2021. The Company’s lease contracts have remaining terms ranging from 5 years to 6 years, some of which may include options to extend the leases for up to 5 years.

Rent expense under the leases was $363,971 for the year ended December 31, 2021. Rent expense includes month-to-month rental payments for facilities preceding the commencement of the lease agreement.

Other Balance Sheet information related to operating leases was as follows:

	December 31,
	2021	2020

Operating leases, Right-of-use assets, net	$767,382	$-
Weighted average remaining lease term, in years	5
Weighted Average Discount Rate	5%	-

The following table presents the balance of Operating lease obligations:

Operating lease liabilities (current)	$168,482	$-
Operating lease liabilities (long-term)	$598,900	$-
Total operating lease liabilities	$767,382	$-

Future minimum payments required under the lease agreements as of December 31, 2021 follows:

2022	$236,439
2023	242,830
2024	249,278
2025	116,309
2026	29,604
Total lease payments	$874,460
Less: imputed interest	107,078
Present value of lease liabilities	$767,382

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

Note 17 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with select accredited investors (the “2022 PIPE Investors”), relating to the issuance and sale of 2,496,934 shares of the Company’s Class A common stock and, in lieu of Class A common stock, pre-funded warrants to purchase 7,797,184 shares of Class A common stock (the “PIPE Pre-Funded Warrants”), and accompanying warrants (the “PIPE Warrants”) to purchase up to 10,294,118 shares of Class A common stock with an exercise price equal to $3.60 and a term of five years (the “Offering”). The Offering closed on January 11, 2022. The Class A common stock and PIPE Warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for PIPE Pre-Funded Warrants). The Company received gross proceeds from the Offering of approximately $35 million before deducting estimated offering expenses. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On January 31, 2022, the Company repaid approximately $6,841,000 of principal and interest to Origin under the Line of Credit and the outstanding notes, which represented all of the outstanding indebtedness to Origin.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As discussed elsewhere in this Report, we completed the Business Combination on July 20, 2021. Prior to the Business Combination, Stryve was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, to the extent not set forth in “Business— Executive Officers and Directors of the Company” in Item 1, will be set forth in the definitive proxy statement relating to the 2022 annual meeting of stockholders (the “2022 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stryve Foods, Inc. 2021 Omnibus Incentive Plan

In connection with the Business Combination, stockholders approved the Stryve Foods, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant up to an aggregate of 2,564,960 shares of Class A common stock.

The remaining information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1) The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Members’ Deficit
Consolidated Statements of Cash Flows

(2) Financial Statement Schedules

All schedules are omitted because the required information is not present, in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and related notes thereto.

(3) Exhibits.

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits, which Index includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, and is incorporated in this Item by reference.

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

3.1	First Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

3.2	Bylaws (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed in July 20, 2021)

4.1	Form of Class A Common Stock Certificate (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

4.2	Specimen Warrant Certificate (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530))

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)

4.4	Form of Pre-Funded Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 17, 2021.)

4.5	Form of Pre-Funded Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

4.6	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

4.7	Description of Securities

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

10.9††	2021 Omnibus Incentive Plan (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.10	Exchange Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.11	Tax Receivables Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.12	Amended Holdings Operating Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.13††	Employment Agreement with Joe Oblas. (Incorporated by reference to Exhibit 10.17 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)

10.14††	Employment Agreement with R. Alex Hawkins. (Incorporated by reference to Exhibit 10.19 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)

10.15

Purchase and Sale Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated May 26, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.16	Lease Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated June 4, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.17	Form of Director and Officer Indemnification Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.18††	Form of Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.)

10.19††	Form of Restricted Stock Unit Award Agreement. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.)

10.20	Form of Securities Purchase Agreement dated January 6, 2022. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

10.21	Form of Registration Rights Agreement dated January 6, 2022. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

21	List of Subsidiaries (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

23.1	Consent of Marcum LLP.

31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon its request.

†† Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stryve Foods, Inc.

Date:	March 31, 2022	/s/ Joe Oblas

Joe Oblas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joe Oblas	Chief Executive Officer and Director	March 31, 2022
Joe Oblas	(Principal Executive Officer)

/s/ R. Alex Hawkins	Chief Financial Officer	March 31, 2022
R. Alex Hawkins	(Principal Accounting and Financial Officer)

/s/ B. Luke Weil	Director	March 31, 2022
B. Luke Weil

/s/ Kevin Vivian	Director	March 31, 2022
Kevin Vivian

/s/ Robert Ramsey	Director	March 31, 2022
Robert Ramsey

/s/ Ted Casey	Director	March 31, 2022
Ted Casey

/s/ Mauricio Orellana	Director	March 31, 2022
Mauricio Orellana

/s/ Gregory S. Christenson	Director	March 31, 2022
Gregory S. Christenson

/s/ Charles D. Vogt	Director	March 31, 2022
Charles D. Vogt