Form 10-Q
period 2022-03-31
STRYVE FOODS, INC.
filed 2022-05-16
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

At May 16, 2022, 13,646,335 shares of the registrant’s Class A common stock, $0.0001 par value, and 11,502,355 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalent	$12,626,468	$2,217,191
Accounts receivable, net	3,602,604	2,900,281
Inventory, net	13,246,692	7,215,981
Prepaid media spend	450,000	450,000
Prepaid expenses and other current assets	2,186,685	2,255,539
Total current assets	32,112,449	15,038,992

Property and equipment, net	7,135,441	6,825,895
Right of use asset, net	718,784	767,382
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,543,775	4,604,359
Prepaid media spend, net of current portion	1,084,548	1,084,548
Other assets	—	4,192
TOTAL ASSETS	$54,044,997	$36,775,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	2,763,003	$3,097,516
Accrued expenses	1,089,245	1,634,978
Current portion of lease liability	152,195	168,482
Line of credit	—	3,500,000
Current portion of long-term debt	139,534	3,447,056
Total current liabilities	4,143,977	11,848,032

Long-term debt, net of current portion	83,661	119,542
Lease liability, net of current portion	566,589	598,900
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	67,223	67,223
Deferred stock compensation liability	362,247	71,197
Warrant liability	83,061	128,375
TOTAL LIABILITIES	12,806,758	20,333,269

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 12,682,746 and 8,633,755 shares issued and outstanding, respectively	1,268	863
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 11,502,355 shares issued and outstanding	1,150	1,150
Additional paid-in-capital	132,660,734	100,551,257
Accumulated deficit	(91,424,913)	(84,111,171)
TOTAL STOCKHOLDERS' EQUITY	41,238,239	16,442,099

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,044,997	$36,775,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
SALES, net	7,420,554	$6,834,475

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	6,296,626	4,156,649

GROSS MARGIN	1,123,928	2,677,826

OPERATING EXPENSES
Selling expenses	4,026,055	6,453,292
Operations expense	1,230,384	1,059,785
Salaries and wages	2,585,899	1,401,646
Depreciation and amortization expense	444,366	394,848
Loss on disposal of fixed assets	-	1,076
Total operating expenses	8,286,704	9,310,647

OPERATING LOSS	(7,162,776)	(6,632,821)

OTHER (EXPENSE) INCOME
Interest expense	(188,494)	(810,088)
PPP loan forgiveness	-	1,669,552
Change in fair value of Private Warrants	45,314	—
Other income	-	12,206
Total other (expense) income	(143,180)	871,670

NET LOSS BEFORE INCOME TAXES	(7,305,956)	(5,761,151)
Income taxes	7,786	—

NET LOSS	(7,313,742)	$(5,761,151)
Loss per common share:
Basic and diluted	$(0.25)	$(0.57)

Weighted average shares outstanding:
Basic and diluted	29,758,343	10,144,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock Class A		Common Stock Class B/V		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total
BALANCE, JANUARY 1, 2022	8,633,755	$863	11,502,355	$1,150	$100,551,257	$(84,111,171)	$16,442,099

PIPE Investment	2,496,934	250	—	—	32,310,937	—	32,311,187
Prefunded Warrants converted into Common Stock Class A	1,443,557	144	—	—	(69)	—	75

Post closing adjustment of BCA	—	—	—	—	(238,089)	—	(238,089)

Issuance of Restricted Stock Awards	108,500	11	—	—	36,698	—	36,709

Net loss	—	—	—	—	—	(7,313,742)	(7,313,742)

BALANCE, MARCH 31, 2022	12,682,746	1,268	11,502,355	1,150	132,660,734	(91,424,913)	41,238,239

Condensed Statement of Changes in Stockholders' Deficit
FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock Class B/V		Additional	Retained
	Shares	Amount	Paid-in-Capital	Earnings	Total

BALANCE, JANUARY 1, 2021	10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)

Repurchase of member shares	(12,598)	(1)	$(99,949)	—	(99,950)

Net loss	—	—	—	(5,761,151)	$(5,761,151)

BALANCE, MARCH 31, 2021	10,139,422	$1,014	$42,683,418	$(57,882,400)	$(15,197,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,313,742)	(5,761,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	383,782	332,813
Loss on disposal of fixed assets	—	1,076
Amortization of intangible assets	60,584	62,035
Amortization of debt issuance costs	—	4,861
Net change in right-of-use assets and liabilities	727	—
Interest income on members loan receivable	—	(12,205)
Bad debt expense	55,309	85,598
Forgiveness on paycheck protection program loan	-	(1,669,552)
Stock based compensation expense	327,759	—
Change in fair value of Private Warrants	(45,314)	—
Changes in operating assets and liabilities:
Accounts receivable	(757,632)	(1,370,076)
Inventory	(6,030,711)	(872,950)
Vendor deposits	4,193	—
Prepaid expenses and other current assets	68,854	(650,030)
Accounts payable	(334,513)	822,830
Accrued liabilities	(546,460)	726,117
Net cash used in operating activities	(14,127,164)	(8,300,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(693,329)	(193,456)
Cash received for sale of equipment	—	66,750
Net cash used in investing activities	(693,329)	(126,706)

CASH FLOWS FROM FINANCING ACTIVITIES
PIPE capital raise	32,311,187	—
Exercise of Prefunded Warrants	75	—
Repurchase of member shares	—	(99,950)
Post closing adjustment of BCA	(238,089)	—
Repayments on long-term debt	(4,843,403)	(527,593)
Borrowings on related party debt	—	1,794,000
Repayments on related party debt	—	(3,001,366)
Borrowings on short-term debt	—	11,601,216
Repayments on short-term debt	(2,000,000)	-
Debt issuance costs	—	(50,000)

Net cash provided by financing activities	25,229,771	9,716,308

Net change in cash and cash equivalents	10,409,278	1,288,967
Cash and cash equivalents at beginning of period	2,217,191	591,634
Cash and cash equivalents at end of period	$12,626,469	$1,880,601

SUPPLEMENTAL INFORMATION:
Cash paid for interest	222,458	347,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On July 20, 2021 (the “Closing Date”), the Company completed a business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement (the “BCA”) by and among the Company, Andina Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Holdings”), B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) as the representative for the shareholders of the Company (other than the Seller), Stryve Foods, LLC, a Texas limited liability company, Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller. Notwithstanding the legal form of the Business Combination, pursuant to the Business Combination Agreement, the Business Combination has been accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States ("GAAP"). Under this method of accounting, Stryve Foods, LLC is treated as the acquirer and the Company is treated as the acquired company for financial statement reporting purposes.

In connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; (ii) issued 1,357,372 shares of Class A common stock, satisfied by the offset of $10.9 million of principal and accrued interest under outstanding unsecured promissory notes (the "Bridge Notes") issued by Stryve Foods, LLC to certain investors in a private placement on the closing date of the Business Combination, and (iii) 11,502,355 newly issued non-voting Class B common units of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V common stock of the Company. In addition, the Company's ordinary shares outstanding prior to the Closing were converted into 3,409,949 shares of Class A common stock of the Company without any action of the holders. The Seller will distribute the Seller Consideration Units to its members in accordance with its limited liability company agreement. On March 25, 2022, the Company finalized the post-closing adjustments under the Business Combination Agreement (the "Post-Closing Adjustment), which resulted in the release of all 115,023 escrowed shares of Class V common stock, an equal number of Holdings Class B common units, and the net payment of approximately $238,000 by the Company to the Seller.

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

Note 2 - Liquidity

The Company incurred net losses of approximately $7.3 million during the three months ended March 31, 2022. Cash used in operating activities was approximately $14.1 million for the three months ended March 31, 2022. The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Its principal uses of cash have been debt service, capital expenditures, and investment in working capital to fund operations.

At March 31, 2022, the Company had total current assets of $32.1 million and current liabilities of $4.1 million resulting in working capital of $28 million.

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

On January 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with select accredited investors (the “2022 PIPE Investors”), relating to the issuance and sale of 2,496,934 shares of the Company’s Class A common stock and, in lieu of Class A Common Stock, pre-funded warrants to purchase 7,797,184 shares of Class A common stock (the “PIPE Pre-Funded Warrants”), and accompanying warrants (the “PIPE Warrants”) to purchase up to 10,294,118 shares of Class A common stock with an exercise price equal to $3.60 and a term of five years (the “Offering”). The Offering closed on January 11, 2022. The Class A common stock and PIPE Warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for PIPE Pre-Funded Warrants). The Company received net proceeds from the Offering of approximately $32.3 million.

On January 28, 2022, the Company repaid approximately $6,841,000 of principal and interest to Origin Bank (the "Origin") under the Line of Credit and the outstanding notes, which represented all of the outstanding indebtedness to Origin.

While Stryve has materially improved its liquidity position through the Business Combination and the Offering, the unpredictable nature of the current COVID-19 pandemic may put the current manufacturing facility at risk, as it may relate to the supply chain and the welfare of the Company’s labor. Additionally, the uncertainty of current market conditions could also adversely impact capital markets, with the risk of significant contraction occurring. This risk still is apparent and constantly considered by management, as it relates to external capital availability.

Based on the Company's cash balance of approximately $12.6 million as of March 31, 2022, its significantly deleveraged balance sheet, and its expected cash flows, the Company believes that its available cash and working capital should be sufficient to fund its operations for at least the next 12 months from the issuance date of these financials as management has greater latitude over expenses with its improved cash position.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders' equity for the periods presented. The unaudited condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021. The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the condensed consolidated financial statements because they inherently involve significant judgements and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts and customer allowances, useful lives for depreciation and amortization, standard costs of inventory, provisions for inventory obsolescence, impairments of goodwill and long-lived assets, warrant liabilities and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgements and estimates could change, which may result in future impairments of assets among other effects.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts and returns and deductions totaled $1,191,552 and $1,236,497, respectively. Total bad debt expense for the three months ended March 31, 2022 and 2021 was $55,309 and $85,598 respectively.

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

Disaggregation of Net Sales

The following table shows the net sales of the Company disaggregated by channel for the three months ended March 31, 2022 and 2021:

	For the Three Months
	ended March 31,
	2022	2021
e-Commerce	$1,445,809	$2,946,393
Wholesale	4,936,343	2,661,560
Private label	1,038,402	1,226,522
Ending balance	$7,420,554	$6,834,475

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

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants can be exercised for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss. For any periods prior to the closing of the Business Combination (the "Closing"), basic and diluted net income/loss per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the Seller Consideration Units (adjusted as necessary to reflect the capital activity of the Company prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing all on an as exchanged basis. As of March 31, 2022 there were 21,291,618 dilutive common stock equivalents, consisting of warrants, which were anti-dilutive.

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

Under the terms of a Tax Receivable Agreement (the “TRA”) as part of the Business Combination Agreement, the Company generally will be required to pay to the Seller 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in Andina Holdings, LLC that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination as described below. This is accounted for in conjunction with the methods used to record income tax described above.

The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of March 31, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of March 31, 2022, there have been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company and, accordingly, no TRA liabilities currently exist.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and vehicle notes payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement date of these instruments. The vehicle notes payable have fixed interest rates the Company believes reflect current market rates for notes of this nature. The Company believes the current carrying value of long-term debt approximates its fair value because the terms are comparable to similar lending arrangements in the marketplace.

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

Note 4 - Inventory

As of March 31, 2022 and December 31, 2021, inventory consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021
Raw materials	$4,883,127	$2,188,284
Work in process	2,596,430	2,128,894
Finished goods	5,767,135	2,898,803
Total Inventory	$13,246,692	$7,215,981

Note 5 - Line of Credit

The Company's prior line of credit (the "Line of Credit") was for $3,500,000 and was paid off and terminated in January 2022.

Note 6 - Debt

As of March 31, 2022 and December 31, 2021, debt consisted of the following:

	As of	As of
	March 31	December 31
	2022	2021
Long-term debt	$223,195	$1,566,598
Short-term debt	—	2,000,000
Line of credit	—	3,500,000
Total notes payable	223,195	7,066,598
Less: current portion	(139,534)	(3,447,056)
Less: line of credit	—	(3,500,000)
Total notes payable, net of current portion	$83,661	$119,542

Long-Term Debt

Outstanding as of March 31, 2022

On December 3, 2018, the Company entered into a business loan agreement with First United Bank and Trust Co. (“Loan Agreement”), for a principal balance of $89,001. The Loan Agreement calls for monthly principal and interest payments of $1,664, at an interest rate of 4.49% per annum, and matures on December 15, 2023. The principal amount due on the Loan Agreement was $33,597 as of March 31, 2022. The Loan Agreement is secured by the vehicles acquired with the loan having a carrying value which approximates the outstanding loan balance.

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021 through maturity on June 1, 2023. As of March 31, 2022, the balance on this loan was $129,563.

Retired during the three months ended March 31, 2022

Effective December 15, 2021, the maturity date on all notes outstanding with Origin were extended to January 31, 2022 under similar terms, and the waiver for debt covenants was extended to January 31, 2022. The debt covenants were released upon the repayment of the notes and line of credit in the aggregate amount of $6,841,533 with Origin on January 28, 2022.

Short-Term Debt

Retired during the three months ended March 31, 2022

On June 23, 2020, the Company entered into a promissory note agreement with Origin (“Security Agreement 3”) for the principal amount of $2,000,000. The Security Agreement 3 called for interest only payments beginning August 5, 2020 through September 5, 2020, at an interest rate of 5% per annum, with the entire balance maturing on October 5, 2020. The maturity date was extended to January 31, 2022. The Security Agreement 3 was secured by the assets of the Company and guaranteed by certain directors of the Company. As of December 31, 2021, the principal amount due on Security Agreement 3 was $2,000,000. This note was repaid in full on January 28, 2022.

Other Notes Payable - included in long-term debt

The Company holds various vehicle financing and lease agreements with original principal balances ranging from $20,000 through $50,000 for the three months ended March 31, 2022. The vehicle financing agreements call for monthly principal and interest payments ranging from $368 through $585 and bear interest at fixed rates ranging from 3.89% through 6.81% per annum. Outstanding principal and accrued interest are due at maturity, ranging from October 12, 2022 through September 13, 2024. The principal amount due on the agreements was $93,632 as of March 31, 2022. The financing agreements are secured by vehicles with a net book value of $59,124 as of March 31, 2022.

Future minimum principal payments on the notes payable are as of March 31, 2022:

2022 (for the remainder of)	$103,627
2023	93,980
2024	18,255
2025	7,333
2026	—
$223,195

Note 7 - Income Taxes

Tax Receivable Agreement Liability

In conjunction with the BCA, the Company also entered into a TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay the Seller 85% of the amount of savings, if any, in United States federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of March 31, 2022, there have been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of March 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability exists as of March 31, 2022.

Note 8 - Shareholders’ Equity

The Company’s Amended and Restated Certificate of Incorporation (“Charter”) authorizes the issuance of 610,000,000 shares, of which 400,000,000 shares are Class A common stock, par value $0.0001 per share, 200,000,000 shares of Class V common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Warrants

Public Warrants

The Company has outstanding 10,997,500 warrants that were issued prior to the Business Combination, of which 10,800,000 are referred to as public warrants and 197,500 are Private Warrants. Each warrant represents the right to purchase an equal number of shares of the Company’s Class A common stock. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50, subject to adjustment on or after July 20, 2021. The warrants expire on July 20, 2026.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by our initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of March 31, 2022, there were 197,500 Private Warrants outstanding.

September 2021 Pre-Funded Warrants

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

During May 2022, the Pre-Funded Warrants were exercised in full.

January 2022 Warrants

On January 6, 2022, the Company sold 2,496,934 shares of the Company’s Class A common stock, and, in lieu of common stock, pre-funded warrants to purchase 7,797,184 shares of common stock and accompanying warrants to purchase up to 10,294,118 shares of common stock (the “January Offering”). The common stock and warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for pre-funded warrants). Each warrant has an exercise price per share of common stock equal to $3.60 and will expire five years from the date of issuance and may be exercised on a cashless basis if a registration statement registering the shares issuable upon exercise is not effective. The Company received gross proceeds from the offering of approximately $35 million before deducting estimated offering expenses.

During March 2022, 1,443,584 of the pre-funded warrants issued in the January Offering were exercised for an aggregate of 1,443,557 shares of Class A common stock by virtue of a portion of the pre-funded warrants being exercised on a cashless basis. During April 2022, 163,600 of the pre-funded warrants issued in the January Offering were exercised for an aggregate of 163,589 shares of Class A common stock by virtue of a portion of the pre-funded warrants being exercised on a cashless basis. The exercised pre-funded warrants do not affect the EPS calculation as pre-funded warrants are included in the weighted EPS calculation.

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

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of March 31, 2022, the Company had 1,645,526 shares available for grant under its stock plans. As of March 31, 2022, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $4.1 million is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2022	399,000	$5.20
Added	-	—
Forfeiture	(4,500)	5.16
Vested	-	—
Restricted Stock at March 31, 2022	394,500	$5.20

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2022	328,500	$5.31	-	$—
Added	50,000	$2.31	58,500	$2.51
Forfeiture	—	—	—	$—
Vested	(21,875)	$5.43	(14,625)	$2.51
Restricted Stock at March 31, 2022	356,625	$4.89	43,875	$2.51

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant liability - Private Warrants	3	$83,061	$128,375

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

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows as at March 31, 2022:

Input	March 31, 2022
Risk-free interest rate	2.4%
Dividend yield	0.0%
Selected volatility	77.2%
Exercise price	$11.50
Market stock price	$1.25

On March 31, 2022, the Private Warrants were determined to have a fair value of $0.20 per warrant for an aggregate fair value of $83,061.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2021	$128,375
Change in fair value	(45,314)
Fair value as of March 31, 2022	$83,061

Note 11 - Related Party Transactions

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

Management determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale, hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500 thousand) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $179,993 during the three months ended March 31, 2022.

Other. During the three months ended March 31, 2022, the Company purchased approximately $133,800 in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). There was no balance due to the Related Party Manufacturer at March 31, 2022.

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

During May 2022, all 800,000 Pre-Funded Warrants issued in September 2021 were exercised for an aggregate of 800,000 shares of Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These risks, uncertainties, assumptions and other important factors, which could cause actual results to differ materially from those described in these forward-looking statements, include: (i) the inability to achieve profitability due to commodity prices, inflation, supply chain interruption, transportation costs and/or labor shortages; (ii) the ability to recognize the anticipated benefits of the Business Combination or meet financial and strategic goals, which may be affected by, among other things, competition, supply chain interruptions, the ability to pursue a growth strategy and manage growth profitability, maintain relationships with customers, suppliers and retailers and retain its management and key employees; (iii) the risk that retailers will choose to limit or decrease the number of retail locations in which Stryve’s products are carried or will choose not to carry or not to continue to carry Stryve’s products; (iv) the possibility that Stryve may be adversely affected by other economic, business, and/or competitive factors; (v) the effect of the COVID-19 pandemic on Stryve; (vi) the possibility that Stryve may not achieve its financial outlook and (vii) other risks and uncertainties described herein and in other filings with the Securities and Exchange Commission (“SEC”) filings.

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

January 2022 PIPE Transaction

On January 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with select accredited investors (the “2022 PIPE Investors”), relating to the issuance and sale of 2,496,934 shares of the Company’s Class A common stock and, in lieu of Class A Common Stock, pre-funded warrants to purchase 7,797,184 shares of Class A common stock (the “PIPE Pre-Funded Warrants”), and accompanying warrants (the “PIPE Warrants”) to purchase up to 10,294,118 shares of Class A common stock with an exercise price equal to $3.60 and a term of five years (the “Offering”). The Offering closed on January 11, 2022. The Class A common stock and PIPE Warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for PIPE Pre-Funded Warrants). The Company received net proceeds from the Offering of $32.3 million. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Business Combination

On July 20, 2021 (the “Closing Date”), Andina completed the business combination (the "Business Combination") pursuant to that certain Business Combination Agreement (the "Business Combination Agreement") by and among the Company, Andina Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Holdings”), B. Luke Weil, in the capacity from and after the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”) as the representative for the shareholders of the Company (other than the Seller), Stryve Foods, LLC, a Texas limited liability company, Stryve Foods Holdings, LLC, a Texas limited liability company (the “Seller”), and R. Alex Hawkins, in the capacity from and after the Closing as the representative for the members of the Seller.

As contemplated by the Business Combination Agreement, on or before the Closing Date, the following occurred: (i) the Seller and Stryve Foods, LLC (“Stryve LLC”) conducted a reorganization via a merger pursuant to which the Seller became a holding company for Stryve LLC, the former owners of Stryve LLC became the owners of the Seller, and the former holders of convertible notes of Stryve LLC became holders of convertible notes of the Seller, and pursuant to which Stryve LLC retained all of its subsidiaries, business, assets and liabilities, and became a wholly-owned subsidiary of the Seller (the “Merger”), (ii) the Company was transferred by way of continuation out of the Cayman Islands and domesticated as a corporation in the State of Delaware, (iii) the Seller contributed to Holdings all of the issued and outstanding equity interests of Stryve LLC in exchange for 11,502,355 newly issued non-voting Class B common units of Holdings (the "Seller Consideration Units") and voting (but non-economic) Class V common stock of the Company (that was previously subject to a post-Closing working capital true-up), (iv) the Company contributed all of its cash and cash equivalents to Holdings, approximately $37.9 million, after the payment of approximately $7.8 million to the Company’s shareholders that elected to have their shares redeemed in connection with the Closing (the “Redemption”) and the payment of approximately $10.4 million of the Company’s expenses and other liabilities due at the Closing, in exchange for newly issued voting Class A common units of Holdings and (v) the Company issued $10.9 million of Class A common stock, satisfied by the offset of principal and accrued interest under $10.6 million of outstanding unsecured promissory notes (the "Bridge Notes") issued by Stryve LLC to certain investors in a private placement on the Closing Date (the "Bridge Investors"); and (vi) the Company changed its name to “Stryve Foods, Inc.” In addition, the Company’s ordinary shares converted into shares of Class A common stock, par value of $0.0001 per share, without any action of the holder. On March 25, 2022, the Company finalized the post-closing adjustments under the Business Combination Agreement (the "Post-Closing Adjustment"), which resulted in the release of all 115,023 escrowed shares of Class V common stock, an equal number of Holdings Class B common units, and the net payment of approximately $238,000 by the Company to the Seller. As a result, no additional Post-Closing Adjustment remains outstanding.

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

COVID-19

As the COVID-19 pandemic continues and new variants emerge, we continue to prioritize the safety of our employees while navigating the evolving operating environment. Despite facing increased commodity costs, supply chain and transportation constraints, and labor challenges through the pandemic, throughout the pandemic we have capitalized on our competitive advantages in manufacturing to drive significant growth in consumer adoption of our products leading to an increased retail footprint and ultimately growth in net sales.

The COVID-19 pandemic has presented certain challenges and opportunities for us. The unpredictable nature of the COVID-19 pandemic, creates continued uncertainty around vaccination mandates, economic recovery, labor and other inflationary pressures. The COVID-19 pandemic also creates uncertainty around customer demand within retail distribution as some retail partners’ willingness to reset distribution (which involves refreshing and reorganizing their product mix) and bring on new products may be affected. As distribution resets are an important way for us to secure new retail distribution for our products, this dynamic delayed our entry into many retail locations over the course of the pandemic. We anticipate that, although there is still a risk that distribution resets of certain retailers may be affected by the pandemic, we believe that many of the retailers will conduct resets as scheduled.

Through the majority of the pandemic, we have been successful at avoiding disruptions to our supply chain and operations through these measures and have been able to maintain continuity of supply for its customers. However, in the second half of 2021, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While our efforts to mitigate these challenges are beginning to show positive signs, these challenges nonetheless continued to have an impact on the first quarter of 2022.

We believe that many of the supply chain disruptions we experienced in our operations due to the pandemic are temporary but may persist in the near term. In the first quarter of 2022, we experienced a more expensive operating environment throughout the business, including higher prices for raw materials, beef, transportation, labor, and advertising than we typically experienced in 2021. We expect these inflationary pressures to continue throughout 2022. We continue to track new developments and ongoing impacts from the pandemic as we execute on our mitigating strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, improving our manufacturing yields through capacity enhancements, investing in further automation, and rationalizing and optimizing marketing spend to drive greater returns and retail velocities.

Investments to Grow Asset Base and Strengthen Balance Sheet

Since the consummation of the Business Combination in July 2021, we have made considerable investments to strengthen our balance sheet in light of the uncertain macroeconomic environment. Meaningful investments made to reduce debt, grow working capital, acquire capital equipment, and expand facilities throughout the first quarter of 2022 were a continuation of this trend. In the first quarter, we retired approximately $6.84 million of debt and separately announced the completion of our first major expansion to our manufacturing facility in Madill, Oklahoma. This expansion has allowed us to augment our capacities so that we can more efficiently flex our run rate production levels, if needed, to satisfy outsized new distribution lay-in orders and/or national programs without materially straining our ordinary course day-to-day production. Additionally, we have made considerable investments in our inventory and current assets to help service our expanded distribution base moving forward.

Optimizing Spend and Reducing Losses

We materially reduced our net loss by $4.6 million in the first quarter of 2022 as compared to the fourth quarter of 2021 despite similar macroeconomic headwinds. While we saw some improvements in our gross margins, it was more efficient spending that was the primary driver of the reduction in net loss. We have examined every area of spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. Moving forward, our optimized spending plan will begin to materially benefit from portfolio-wide price increases that will begin to take effect in the second quarter of 2022. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

Results of Operations –Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$7,421	100.0%	6,835	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	6,297	84.9%	4,157	60.8%
Gross profit	$1,124	15.1%	$2,678	39.2%

Operating expenses
Selling and marketing expenses	$4,026	54.3%	$6,453	94.4%
Operations expense	1,231	16.6%	1,060	15.5%
Salaries and wages	2,586	34.8%	1,402	20.5%
Depreciation and amortization expense	444	6.0%	395	5.8%
Gain on disposal of fixed assets	—	—	1	0.0%
Total operating expenses	8,287	111.7%	9,311	136.2%
Operating loss	(7,163)	(96.5)%	(6,633)	(97.0)%

Other income (expense):
Interest expense	(188)	(2.5)%	(810)	(11.9)%
PPP loan forgiveness	—	—	1,670	24.4%
Change in fair value of Private Warrants	45	0.6%	—	—
Other income	—	0.0%	12	0.2%
Total other income (expense)	(143)	(1.9)%	872	12.8%
Net loss before income taxes	$(7,306)	(98.5)%	$(5,761)	(84.3)%

Net sales. Net sales increased by $0.6 million from $6.8 million during the three months ended March 31, 2021 to $7.4 million during the three months ended March 31, 2022 representing growth of 8.6% for the comparable periods. The primary driver of the increase in net sales are increased sales of our products to existing wholesale and net new sales related to additional distribution secured for 2022 at a number of key retailers.

However, these gains were offset by a $1.5 million decline in our DTC e-commerce revenue. Our DTC e-commerce business generated $1.4 million in net sales for the three months ended March 31, 2022 compared to $2.9 million for the three months ended March 31, 2021. In the latter part of 2021, the digital advertising behind our DTC business became significantly more expensive and less effective due to industry wide changes related to data privacy and app tracking that affected nearly all DTC advertisers. As a result, we elected to significantly scale back digital advertising midway through the fourth quarter of 2021 and throughout the first quarter of 2022. We anticipate that these trends in digital advertising will continue for the foreseeable future, and as such, plan to proceed with what we believe to be a more prudent approach to DTC digital advertising spending in 2022. Additionally, the performance of our DTC e-commerce business in the first quarter of 2022 was partially impacted by fulfillment supply chain challenges that hindered our ability to maintain in stock percentages of our products for a period of time. As a result, many DTC orders were not fulfilled or were delayed.

Net sales to wholesale customers were $4.9 million in the three months ended March 31, 2022 representing an increase of 85% when compared to $2.7 million in the three months ended March 31, 2021. We added a significant number of new doors of distribution in the year ended December 31, 2021 across most of our brands, which contributed meaningfully to our growth. Throughout 2021 we secured new distribution with several marquee customers in the club, mass, grocery, and convenience channels. Further, we garnered expanded distribution with a number of its existing retail relationships. We believe that outside of the new and expanded distribution, the growth in the wholesale channel is, in part, attributable to increased sell-through velocities of our products at retailers supported by increased foot traffic in retail stores following an easing of pandemic related restrictions and associated consumer behavior.

Private label continues to be an important component in order to provide incremental volumes and help deepen our relationships with our retailers. And, with limited need for marketing support, its cash conversion can be attractive. The performance of our private label business in the fourth quarter of 2021 was negatively impacted by packaging supply chain challenges that hindered our ability to deliver orders for our customers. Some of these challenges bled over into the first quarter of 2022 and had an effect on net sales attributable to the channel. Net sales to private label customers for the three months ended March 31, 2022 were $1.0 million which represents a $0.2 million decline from the prior year comparable period.

The following table shows the net sales of the Company disaggregated by channel for the three months ended March 31, 2022 and 2021:

	Three Month Period Ended		Three Month Period Ended
	March 31, 2022		March 31, 2021
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
e-Commerce	$1,446	19.5%	$2,946	43.1%
Wholesale	4,936	66.5%	2,662	38.9%
Private label	1,039	14.0%	1,227	18.0%
Net Sales	$7,421	100.0%	$6,835	100.0%

Cost of Goods Sold. Cost of goods sold increased by $2.1 million from $4.2 million in the three months ended March 31, 2021 to $6.3 million in the three months ended March 31, 2022, which was primarily driven by increased sales volume followed by significant increases in direct labor and commodity input costs, including beef, packaging, and other ingredients. Overall commodity beef prices have increased significantly year-over-year due to what we believe are the direct and indirect effects of the COVID-19 pandemic, specifically labor shortages and inefficiencies in the meat processing supply chain resulting in inflationary pressures, which may persist for the foreseeable future.

Gross Profit. Gross profit decreased $1.6 million from $2.7 million in the three months ended March 31, 2021 to $1.1 million in the three months ended March 31, 2022. As a percent of net sales, gross profit was 15.1% in the first quarter of 2022, compared to 39.2% in the first quarter of 2021. A few primary factors contribute to this performance:

•
As described above, overall net sales increased by $0.6 million in the three months ended March 31, 2022 compared to the same period in 2021 while gross profit decreased by approximately $1.6 million over the same time period, which decrease was primarily attributable to the increase in cost of goods sold as described above.
•
In the third quarter of 2021, Stryve closed its Business Combination with Andina. In doing so, it secured capital to support its growth initiatives. Some of these initiatives have an impact on gross profit margin in the three months ended March 31, 2022 including, but not limited to, trade discounts and promotional spending to support increased velocity and distribution.
•
Stryve’s wholesale customer mix of business shifted from the first quarter of 2021 to the first quarter of 2022 with the higher margin DTC e-commerce and private label sales representing a smaller percentage of our net sales during the first quarter of 2022. The pull back in DTC e-commerce paired with greater volume from club and mass channels than in the prior year has resulted in a mix shift. While we acknowledge the growth prospects of the wholesale channel, we recognize that any mix shift away from DTC e-commerce will likely negatively influence our gross margin profile.

•
As 2021 progressed, we experienced increasing pressure on direct labor wage rates. These inflationary pressures necessitated several increases to our direct labor rates throughout 2021 and again during three months ended March 31, 2022. We are hopeful that our investments in automation and process improvements will help to offset some of these pressures moving forward.
•
Aside from the effects of mix and increases in trade promotions, the net prices in place for our products during the year ending December 31, 2021 were materially the same as those in place for the prior year period. In late 2021 and early 2022, we initiated several strategies to increase the average net price of our products sold but the impact on the three months ended March 31, 2022 was minor as based by our estimate, as most of the strategies will begin to take effect throughout 2022.

Operating Expenses.

•
Selling and marketing expenses. Selling and marketing expenses decreased by $2.5 million from $6.5 million in the three months ended March 31, 2021 to $4.0 million in the three months ended March 31, 2022. Stryve decreased its spend with respect to its marketing efforts primarily digital media advertising and paid search in the first quarter of 2022 compared to the same period in 2021. While digital media will continue to be a key piece of our marketing strategy, we intend to temper this spending for the foreseeable future and increase our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on these expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend. Other expenses contributing to the decrease relate to legal and consulting fees incurred in the three months ended March 31, 2021 related to the Business Combination which did not reoccur in the most recent period.
•
Operations expenses. Operations expenses increased by $0.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Increases in rates across most modes of transportation have contributed to the increase. Additionally, expenses related to supplies, maintenance, training, and warehousing increased from the first quarter of 2022 compared to the first quarter of 2021.
•
Salaries and wages. Salaries and wages increased $1.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, increasing from $1.4 million to $2.6 million. This increase is in part attributable to retention bonus compensation related to a prior acquisition as well as to key contributors within the organization. We anticipate some growth in administrative headcount to accommodate the increased reporting and compliance responsibilities of being a public company going forward.
•
Depreciation and amortization. Depreciation and amortization remained unchanged at $0.4 million for the three months ended March 31, 2022 and 2021.

Operating Loss. Operating loss increased by $0.6 million from $6.6 million in the three months ended March 31, 2021 to $7.2 million in the three months ended March 31, 2022 and is primarily attributable to the Company’s increase in expenses related to increased selling and marketing expenses as well as increased operations expense, all of which is partially offset by growth in net sales.

Interest Expense. Interest expense decreased by $0.6 million from $0.8 million in the three months ended March 31, 2021 to $0.2 million in the three months ended March 31, 2022. While we relied, in part, on debt capital to support the business throughout 2021, we significantly deleveraged the business in the first quarter of 2022 as well as upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year.

Net Loss. Net loss increased $1.5 million from $5.8 million in three months ended March 31, 2021 to $7.3 million in the three months ended March 31, 2022, with the increase primarily attributable to a one-time benefit of $1.7 million received in the first quarter of 2021 related to the forgiveness of a Paycheck Protection Program loan that did not occur in 2022.

Non-GAAP Financial Measures

We use non-GAAP financial measures and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses EBITDA and Adjusted EBITDA to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on this non-GAAP measure and the non-GAAP adjustments that the management team makes in the definition of EBITDA and Adjusted EBITDA. We believe this non-GAAP measure should be considered along with net income (loss), the most closely related GAAP financial measure. Reconciliations between EBITDA, Adjusted EBITDA, and net income are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA. Stryve defines EBITDA as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization.

Adjusted EBITDA. Stryve defines Adjusted EBITDA as EBITDA adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is net income (loss) before taxes, for the three months ended March 31, 2022 and 2021.

	Three Month Period Ended	Three Month Period Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
(In thousands)
Net income (loss) before income taxes	$(7,306)	$(5,761)
Interest expense	188	810
Depreciation and amortization	444	395
EBITDA	$(6,674)	$(4,556)
Additional Adjustments*:
PPP loan forgiveness	—	(1,670)
Business combination expenses	—	884
Stock based compensation expense	328	—
Comparability adjustment - Public vs. Private	—	(522)
Adjusted EBITDA	$(6,346)	$(5,864)

Adjusted EBITDA. Stryve achieved negative Adjusted EBITDA of $(6.3) million during the three months ended March 31, 2022 compared to $(5.9) million in three months ended March 31, 2021. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

*Additional Adjustments to EBITDA:

PPP Loan Forgiveness: The Company secured a Paycheck Protection Program loan in April of 2020 which was ultimately fully forgiven in the first quarter of 2021. The forgiveness of $1.6 million of principal and interest resulted in a gain during the three months ended March 31, 2021. This item is one-time and has been adjusted out to provide better comparability of results.

Business Combination Expenses: The Company signed the Business Combination Agreement on January 28, 2021 and prepared an S-4 and S-1 filing in furtherance of the Business Combination. In doing so, the Company incurred significant legal and professional services fees in the three months ended March 31, 2021. The Business Combination was ultimately consummated on July 20, 2021. This one-time item has been adjusted out to provide better comparability of results.

Comparability Adjustment - Public vs Private: For the duration of the three month period ended March 31, 2021, Stryve was a private company. The Company consummated the Business Combination on July 20, 2021. As a public company, the Company incurs significant expenses by virtue of being public. These public company expenses affect the comparability of results between the comparable periods shown. Accordingly, these public company expenses have been added to the three months ended March 31, 2021 to adjust the comparative quarter for comparative purposes. These expenses include public filing fees and preparation services, the extra cost of directors & officers insurance for public companies, and board fees.

Liquidity and Capital Resources

Overview. We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, and investment in working capital to fund operations. For the three months ended March 31, 2022, we incurred an operating loss of $7.2 million and used cash in operations of $14.1 million. As of March 31, 2022, we have working capital of $28.0 million which compares favorably to the $3.2 million working capital we maintained as of December 31, 2021 and have only approximately $0.2 million of indebtedness. On January 11, 2022, we closed a private placement offering in which we raised $35.0 million of gross proceeds to significantly strengthen our liquidity position. We have used a portion of the funds raised for working capital to support near term growth, capital expansion projects, including increasing manufacturing capacity and adding manufacturing capabilities, and general corporate purposes, including marketing and sales initiatives and repaying $6.8 million of debt.

On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (the “Buyer”), an entity controlled by Ted Casey, a member of the Company’s Board of Directors, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction). Under the terms of the Sale and Leaseback Transaction, the Company agreed to sell its manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”). The Sale and Leaseback Transaction was consummated on June 4, 2021 for a total purchase price of $7.5 million. The consummation of the Sale and Leaseback Transaction provided the Company with net proceeds (after transaction related costs) of approximately $7.3 million. The net proceeds were used for general corporate purposes and to retire debt facilities in an aggregate amount of $6.5 million.

In connection with the consummation of the Business Combination, on July 20, 2021, the Company raised proceeds of $37.9 million (net of Andina’s transaction costs and expenses). Following the Closing, Stryve retired various debt facilities for an aggregate amount of approximately $11.1 million including principal and interest.

The Company believes that cash from operations as well as the cash proceeds from the Business Combination, net of the $11.1 million of debt reduction described above, combined with the proceeds from the private offering in January 2022 described above, net of the $6.8 million of debt reduction, will be sufficient to fund the Company’s cash requirements for at least the next twelve months from the date these financial statements are made available.

Cash Flows. The following tables show summary cash flows information for the nine months ended March 31, 2022 and 2021.

	Three Months Ending	Three Months Ending
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(14,127)	$(8,301)
Net cash used in investing activities	(693)	(127)
Net cash provided by financing activities	25,230	9,716
Net increase in cash and cash equivalents	$10,409	$1,289

Net Cash used in Operating Activities. Net cash used in operating activities increased $5.8 million from $8.3 million through the three months ended March 31, 2021 compared to $14.1 million through the three months ended March 31, 2022. This increase is primarily attributable to the considerable investment in net working capital during the three months ended March 31, 2022, with the balance of the increase stemming from the increase in net loss in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Net Cash used in Investing Activities. Net cash used in investing activities increased from $0.1 million in the three months ended March 31, 2021 to $0.7 million in the three months ended March 31, 2022, representing a $0.6 million increase when comparing the same period year over year. We anticipate increased investment in manufacturing and fulfillment assets moving forward, in order to ensure we have adequate run rate capacities to meet the potential demand for our products.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $15.5 million more cash for the Company in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In the three months ended March 31, 2022 we generated cash from financing activities of $25.2 million which included approximately $32.3 million in net proceeds from the January Offering offset by approximately $6.8 million of cash used to retire debt in the period.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities. The Company’s outstanding indebtedness as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31,	As of December 31,
	2022	2021
Long term debt	$223	$1,567
Short term debt	—	2,000
Line of credit (Note 5)	—	3,500
Total notes payable	223	7,067
Less: current portion	(140)	(3,447)
Less: line of credit	—	(3,500)
Total notes payable, net of current portion	$84	$120

Future minimum principal payments on the notes payable as of March 31, 2022, are as follows:

2022 (for the remainder of)	$103,627
2023	93,980
2024	18,255
2025	7,333
2026	—
$223,195

On January 28, 2022, we paid off approximately $6.8 million of outstanding principal and interest owed to Origin.

Certain Factors Affecting Our Performance

Stryve’s management believes that the Company’s future performance will depend on many factors, including the following:

Ability to Expand Distribution in both Online and Traditional Retail Channels. Stryve is currently growing its consumer base through paid and organic means both online as well as by expanding its presence in a variety of physical retail distribution channels. Online consumer acquisitions typically occur through the Company’s portfolio of DTC e-commerce websites and Amazon.com. The Company’s online consumer acquisition program includes paid and unpaid social media, search, and display media. Stryve’s products are also sold through a growing number of traditional retail channels where the Company has an opportunity to acquire new consumers. Traditional retail channels include grocery chains, natural food outlets, club stores, convenience stores, and drug stores, all either direct or through distribution partners.

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

Ability to Manage Supply Chain and Expand Production In-line with Demand. Stryve’s ability to grow and meet future demand will be affected by its ability to effectively plan for and source inventory from a variety of suppliers located inside and outside the United States. Additionally, efficiently scaling production capacity ahead of growth in net sales will be critical to the Company’s ability to meet future demand without disruption.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of 11% percentage of sales in addition to known deductions. The estimates are based on collection experience and a review of trade accounts. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts and returns and deductions totaled $1,191,552 and $1,236,497, respectively. Total bad debt expense for the three months ended three months ended March 31, 2022 and 2021 was $55,309 and $85,598, respectively.

	As of March 31,		As of December 31,
(In thousands)	2022	2021	2021	2020
Beginning balance	$1,236	$1,603	$1,603	$688
Provisions	215	109	$1,154	$915
Write-offs/ reversals	(260)	(136)	$(1,521)	$—
Ending balance	$1,192	$1,575	$1,236	$1,603

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of and for the three months ended March 31, 2022, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	23%	—	25%	—
Customer B	12%	—	18%	—
Customer C	11%	—	18%	—
Vendor A	—	11%	—	13%
Vendor B	—	—	—	13%

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net income (loss) for the three months ended March 31, 2022 and the 52-week period ended December 31, 2021 and therefore, the risk of this is insignificant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2022, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with select accredited investors (the “2022 PIPE Investors”), relating to the issuance and sale of 2,496,934 shares of the Company’s Class A common stock and, in lieu of Class A common stock, pre-funded warrants to purchase 7,797,184 shares of Class A common stock (the “PIPE Pre-Funded Warrants”), and accompanying warrants (the “PIPE Warrants”) to purchase up to 10,294,118 shares of Class A common stock with an exercise price equal to $3.60 and a term of five years (the “Offering”). The Offering closed on January 11, 2022. The Class A common stock and PIPE Warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for PIPE Pre-Funded Warrants). The Company received gross proceeds from the Offering of approximately $35 million before deducting offering expenses of $2.7 million. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

During March 2022, 1,607,184 of the pre-funded warrants issued in the January Offering were exercised for an aggregate of 1,607,146 shares of Class A common stock by virtue of a portion of the pre-funded warrants being exercised on a cashless basis. The exercised pre-funded warrants do not affect the EPS calculation as pre-funded warrants are included in the weighted EPS calculation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
4.1	Form of Pre-Funded Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)
4.2	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)
10.1	Form of Securities Purchase Agreement dated January 6, 2022. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)
10.2	Form of Registration Rights Agreement dated January 6, 2022. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC. (f/k/a ANDINA ACQUISITION CORP. III)

Date: May 16, 2022	By:	/s/ Joe Oblas
	Name:	Joe Oblas
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)