Form 10-Q
period 2022-06-30
STRYVE FOODS, INC.
filed 2022-08-16
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

At August 12, 2022, 21,799,556 shares of the registrant’s Class A common stock, $0.0001 par value, and 7,488,343 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalent	$5,011,077	$2,217,191
Accounts receivable, net	4,255,802	2,900,281
Inventory, net	6,652,527	7,215,981
Prepaid media spend, net of reserve	—	450,000
Prepaid expenses and other current assets	1,689,297	2,255,539
Total current assets	17,608,703	15,038,992

Property and equipment, net	8,015,522	6,825,895
Right of use asset, net	669,043	767,382
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,483,191	4,604,359
Prepaid media spend, net of reserve and net of current portion	—	1,084,548
Other assets	—	4,192
TOTAL ASSETS	$39,226,459	$36,775,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	2,557,320	$3,097,516
Accrued expenses	2,568,054	1,634,978
Current portion of lease liability	210,901	168,482
Line of credit	-	3,500,000
Current portion of long-term debt	122,023	3,447,056
Total current liabilities	5,458,298	11,848,032

Long-term debt, net of current portion	35,829	119,542
Lease liability, net of current portion	491,399	598,900
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	67,223	67,223
Deferred stock compensation liability	504,810	71,197
Warrant liability	43,065	128,375
TOTAL LIABILITIES	14,100,624	20,333,269

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 16,750,794 and 8,633,755 shares issued and outstanding, respectively	1,675	863
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 11,502,355 shares issued and outstanding	1,150	1,150
Additional paid-in-capital	132,902,242	100,551,257
Accumulated deficit	(107,779,232)	(84,111,171)
TOTAL STOCKHOLDERS' EQUITY	25,125,835	16,442,099

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,226,459	$36,775,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2022	2021	2022	2021
SALES, net	$10,946,158	$7,351,323	$18,366,712	$14,185,798

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	15,371,112	3,770,271	21,667,739	7,926,921

GROSS (LOSS) MARGIN	(4,424,954)	3,581,052	(3,301,027)	6,258,877

OPERATING EXPENSES
Selling expenses	4,717,178	5,593,122	8,743,233	12,046,413
Operations expense	1,349,157	970,302	2,579,540	2,030,086
Salaries and wages	3,510,076	1,601,664	6,095,976	3,003,310
Depreciation and amortization expense	503,360	396,708	947,725	791,556
Prepaid media reserve	1,489,028	—	1,489,028	—
Gain on disposal of fixed assets	(24,012)	(9,654)	(24,012)	(8,578)
Total operating expenses	11,544,787	8,552,142	19,831,490	17,862,787

OPERATING LOSS	(15,969,741)	(4,971,090)	(23,132,517)	(11,603,910)

OTHER (EXPENSE) INCOME
Interest expense	(180,536)	(1,147,168)	(369,031)	(1,957,257)
PPP loan forgiveness	-	—	-	1,669,552
Change in fair value of Private Warrants	39,996	—	85,310	-
Gain on debt extinguishment	-	545,200	-	545,200
Other (expense) income	(215,383)	12,341	(215,382)	24,548
Total other (expense) income	(355,923)	(589,627)	(499,103)	282,043

NET LOSS BEFORE INCOME TAXES	(16,325,664)	(5,560,717)	(23,631,620)	(11,321,867)
Income taxes	28,655	—	36,441	—

NET LOSS	(16,354,319)	$(5,560,717)	(23,668,061)	$(11,321,867)
Loss per common share:
Basic and diluted	$(0.53)	$(0.55)	$(0.78)	$(1.12)

Weighted average shares outstanding:
Basic and diluted	30,946,486	10,139,422	30,355,697	10,141,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common Stock Class A		Common Stock Class B/V		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2022	8,633,755	$863	11,502,355	$1,150	$100,551,257	$(84,111,171)	$16,442,099

PIPE Investment	2,496,934	250	—	—	32,310,937	—	32,311,187
Prefunded Warrants converted into Common Stock Class A	1,443,557	144	—	—	(69)	—	75

Post closing adjustment of BCA	—	—	—	—	(238,089)	—	(238,089)

Issuance of Restricted Stock Awards	108,500	11	—	—	36,698	—	36,709

Net loss	—	—	—	—	—	(7,313,742)	(7,313,742)

BALANCE, MARCH 31, 2022	12,682,746	1,268	11,502,355	1,150	132,660,734	(91,424,913)	41,238,239

Prefunded Warrant converted into Common Stock Class A	3,553,589	356	—	—	(96)	—	259

Issuance of Restricted Stock Awards	501,125	50	—	—	172,802	—	172,852
Issuance of Restricted Stock Units	13,334	1	—	—	68,802	—	68,803

Net Loss	—	-	—	—	—	(16,354,319)	(16,354,319)

BALANCE, JUNE 30, 2022	16,750,794	1,675	11,502,355	1,150	132,902,242	(107,779,232)	25,125,835

Condensed Statement of Changes in Stockholders' Deficit
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock Class B/V		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total

BALANCE, JANUARY 1, 2021	10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)

Repurchase of member shares	(12,598)	(1)	$(99,949)	—	(99,950)

Net loss	—	—	—	(5,761,151)	$(5,761,151)

BALANCE, MARCH 31, 2021	10,139,422	$1,014	$42,683,418	$(57,882,400)	$(15,197,968)

Net loss	—	—	—	(5,560,717)	$(5,560,717)

BALANCE, JUNE 30, 2021	10,139,422	$1,014	$42,683,418	$(63,443,117)	$(20,758,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,	For The Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,668,061)	$(11,321,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	826,558	667,485
Amortization of intangible assets	121,167	124,071
Amortization of debt issuance costs	—	280,798
Amortization of right-of-use asset	98,340
Gain on disposal of fixed assets	(24,012)	(8,578)
Gain on debt extinguishment	—	(545,200)
Prepaid media reserve	1,489,028	—
Obsolete inventory reserve	821,782	—
Interest income on members loan receivable	—	(24,547)
Bad debt expense	288,623	262,888
Forgiveness on paycheck protection program loan	—	(1,669,552)
Stock based compensation expense	711,978	—
Change in fair value of Private Warrants	(85,310)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,644,144)	(2,727,652)
Inventory	(258,328)	(1,433,481)
Vendor deposits	4,193	—
Prepaid media spend	45,520	(170,632)
Prepaid expenses and other current assets	566,241	(800,209)
Accounts payable	(540,196)	1,645,302
Accrued liabilities	933,077	278,621
Operating lease payments	(65,083)	-
Net cash used in operating activities	(20,378,627)	(15,442,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(2,033,174)	(249,048)
Cash received for sale of equipment	41,000	73,681
Net cash used in investing activities	(1,992,174)	(175,367)

CASH FLOWS FROM FINANCING ACTIVITIES
PIPE capital raise	32,311,187	—
Exercise of Prefunded Warrants	334	—
Repurchase of member shares	—	(99,950)
Post closing adjustment of BCA	(238,089)	—
Repayments on long-term debt	(4,908,745)	(4,360,359)
Borrowings on related party debt	—	9,294,000
Repayments on related party debt	—	(7,793,604)
Borrowings on short-term debt	—	19,694,550
Repayments on short-term debt	(2,000,000)	—
Debt issuance costs	—	(507,166)
Net cash provided by financing activities	25,164,687	16,227,471

Net change in cash and cash equivalents	2,793,886	609,551
Cash and cash equivalents at beginning of period	2,217,191	591,634
Cash and cash equivalents at end of period	$5,011,077	1,201,185

SUPPLEMENTAL INFORMATION:
Cash paid for interest	403,121	1,506,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; (ii) issued 1,357,372 shares of Class A common stock, satisfied by the offset of $10.9 million of principal and accrued interest under outstanding unsecured promissory notes (the "Bridge Notes") issued by Stryve Foods, LLC to certain investors in a private placement on the closing date of the Business Combination, and (iii) 11,502,355 newly issued non-voting Class B common units of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V common stock of the Company. In addition, the Company's ordinary shares outstanding prior to the Closing were converted into 3,409,949 shares of Class A common stock of the Company without any action of the holders. The Seller distributed the Seller Consideration Units to its members in accordance with its limited liability company agreement. On March 25, 2022, the Company finalized the post-closing adjustments under the Business Combination Agreement (the "Post-Closing Adjustment), which resulted in the release of all 115,023 escrowed shares of Class V common stock, an equal number of Holdings Class B common units, and the net payment of approximately $238,000 by the Company to the Seller.

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

Note 2 - Liquidity

The Company incurred net losses of approximately $23.6 million during the six months ended June 30, 2022. Cash used in operating activities was approximately $20.4 million for the six months ended June 30, 2022. The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Its principal uses of cash have been debt service, capital expenditures, and investment in working capital to fund operations.

At June 30, 2022, the Company had total current assets of $17.6 million and current liabilities of $5.5 million resulting in working capital of $12.2 million.

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

While Stryve has materially improved its liquidity position through the Business Combination and the Offering, the unpredictable nature of the current COVID-19 pandemic negatively impact the Company's manufacturing, as it may relate to the supply chain and the welfare of the Company’s labor. Additionally, the uncertainty of current market conditions could also adversely impact capital markets, with the risk of significant contraction occurring. This risk still is apparent and constantly considered by management, as it relates to external capital availability.

Based on the Company's cash balance of approximately $5.0 million as of June 30, 2022, and its expected cash flows, the Company believes that its available cash, working capital, and management's belief that it can secure non-dilutive debt capital based on the unleveraged nature of the Company's balance sheet should be sufficient to fund its operations for at least the next 12 months from the issuance date of these financial statements as management has greater latitude over expenses.

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

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts and returns and deductions totaled $1,350,080 and $1,236,497, respectively. Total bad debt expense for the six months ended June 30, 2022 and 2021 was $288,623 and $262,888 respectively.

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

For the six months ended June 30, 2022 and 2021, customer concentrations in excess of 10% consolidated sales are as follows:

	Six Months Ended June 30,		Period Ended June 30,
	2022	2021	2022	2021
	Sales		Accounts Receivable
Customer A	46%	—	22%	—
Customer B	—	—	29%	—
Customer C	—	15%	—	23%
Customer D		—	—	13%
Customer E	—	12%	—	—

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

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants can be exercised for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss. For any periods prior to the closing of the Business Combination (the "Closing"), basic and diluted net income/loss per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the Seller Consideration Units (adjusted as necessary to reflect the capital activity of the Company prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing all on an as exchanged basis. As of June 30, 2022 there were 21,291,618 dilutive common stock equivalents, consisting of warrants, which were anti-dilutive.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of June 30, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of June 30, 2022, there had been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company and, accordingly, no TRA liabilities existed as of such date.

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

Note 4 - Inventory

As of June 30, 2022 and December 31, 2021, inventory consisted of the following:

	As of	As of
	June 30, 2022	December 31, 2021
Raw materials	$2,471,495	$2,188,284
Work in process	1,918,469	2,128,894
Finished goods	2,262,563	2,898,803
Total Inventory, net	$6,652,527	$7,215,981

The charge to Cost of goods sold for obsolete inventory was $214,315 and $821,782 for the three and six months ended June 30, 2022, respectively.

Note 5 - Prior Line of Credit

The Company's prior line of credit (the "Line of Credit") of $3,500,000 was paid off and terminated in January 2022.

Note 6 - Debt

As of June 30, 2022 and December 31, 2021, debt consisted of the following:

	As of	As of
	June 30,	December 31
	2022	2021
Long-term debt	$157,852	$1,566,598
Short-term debt	—	2,000,000
Line of credit	—	3,500,000
Total notes payable	157,852	7,066,598
Less: current portion	(122,023)	(3,447,056)
Less: line of credit	—	(3,500,000)
Total notes payable, net of current portion	$35,829	$119,542

Outstanding as of June 30, 2022

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021 through maturity on June 1, 2023. As of June 30, 2022, the balance on this loan was $102,515.

The Company holds various vehicle financing and lease agreements with original principal balances ranging from $20,000 through $50,000 for the six months ended June 30, 2022. The vehicle financing agreements call for monthly principal and interest payments ranging from $368 through $585 and bear interest at fixed rates ranging from 3.89% through 6.81% per annum. Outstanding principal and accrued interest are due at maturity, ranging from October 12, 2022 through September 13, 2024. The principal amount due on the agreements was $55,338 as of June 30, 2022. The financing agreements are secured by vehicles with a net book value of $59,852 as of June 30, 2022.

Future minimum principal payments on the notes payable are, as of June 30, 2022:

2022 (for the remainder of)	$60,180
2023	72,118
2024	18,255
2025	7,299
2026	—
$157,852

Retired debt during the six months ended June 30, 2022

The company repaid approximately $6,842,000 debt with Origin bank on January 28, 2022 and $40,000 debt with First United Bank on May 6, 2022.

Note 7 - Income Taxes

The Company’s sole material asset is Stryve Foods Holdings, LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Stryve Foods Holdings, LLC owns 100% of Stryve Foods, LLC which is treated as a disregarded entity for the U.S. federal income tax purposes. Stryve Foods Holdings, LLC's net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. The income tax burden on the earnings taxed to the non- controlling interests is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be report and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be -0.0687%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The company has reported income tax expense of $28,655 and $36,441 for the three and six months ending June 30, 2022 and no income tax expense in the three and six months ending June 30, 2021.

Tax Receivable Agreement Liability

In conjunction with the BCA, the Company also entered into a TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay the Seller 85% of the amount of savings, if any, in United States federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of June 30, 2022, there had been no exchanges of Class B common units of Holdings and Class V common stock of the Company for Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of June 30, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of June 30, 2022.

Note 8 - Shareholders’ Equity

The Company’s Amended and Restated Certificate of Incorporation (“Charter”) authorizes the issuance of 610,000,000 shares, of which 400,000,000 shares are Class A common stock, par value $0.0001 per share, 200,000,000 shares of Class V common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Warrants

Public Warrants

The Company has outstanding 10,997,500 warrants that were issued prior to the Business Combination, of which 10,800,000 are referred to as public warrants and 197,500 are Private Warrants. Each warrant represents the right to purchase an equal number of shares of the Company’s Class A common stock. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50. The warrants expire on July 20, 2026.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by our initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of June 30, 2022, there were 197,500 Private Warrants outstanding.

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

During the six months ended June 30, 2022, 4,997,157 pre-funded warrants issued in the January Offering were exercised for an aggregate of 4,997,146 shares of Class A common stock by virtue of a portion of the pre-funded warrants being exercised on a cashless basis. The exercised pre-funded warrants do not affect the weighted average share calculation as pre-funded warrants are already included in the weighted average share calculation as if they have been exercised.

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

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of June 30, 2022, the Company had 1,175,067 shares available for grant under its stock plans. As of June 30, 2022, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $4.1 million is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2022	399,000	$5.20
Added	-	—
Forfeiture	(35,166)	5.16
Vested	-	—
Restricted Stock at June 30, 2022	363,834	$5.21

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2022	328,500	$5.31	-	$—
Added	550,000	$1.29	59,625	$2.48
Forfeiture	—	—	—	$—
Vested	(43,750)	$5.43	(33,875)	$2.46
Restricted Stock at June 30, 2022	834,750	$2.90	25,750	$2.51

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Liabilities:
Warrant liability - Private Warrants	3	$43,065	$128,375

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

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows as at June 30, 2022:

Input	June 30, 2022
Risk-free interest rate	3.0%
Dividend yield	0.0%
Selected volatility	79.6%
Exercise price	$11.50
Market stock price	$0.88

On June 30, 2022, the Private Warrants were determined to have a fair value of $0.10 per warrant for an aggregate fair value of $43,065.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2021	$128,375
Change in fair value	(85,310)
Fair value as of June 30, 2022	$43,065

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

Management determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale, hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500 thousand) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $359,986 during the six months ended June 30, 2022.

Other. During the three months ended June 30, 2022, the Company purchased $135,813 in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). There was no balance due to the Related Party Manufacturer at June 30, 2022.

Note 12 - Commitments and Contingencies

Litigation

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

Stryve has received a letter from a person purporting to be counsel to certain investors in Stryve LLC and the Seller, which letter alleges claims against Stryve, Stryve LLC, and the Seller concerning the distribution of Stryve’s equity by the Seller in connection with the Business Combination Agreement by which Stryve acquired Stryve LLC. Stryve believes that such allegations are without merit and intends to defend against any claims that may be filed on account of such allegations. Stryve is not able at this time to quantify its exposure for any possible damages arising out of any such claims that may arise from these allegations.

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

Share Exchange. On July 20, 2022, the Company issued an aggregate of 4,014,012 shares of its Class A common stock and cancelled an equal number of shares of Class V common stock pursuant to the terms of the Company’s existing Exchange Agreement dated as of July 20, 2021 that permits holders of the Company’s Class V common stock and Class B Units to tender a set of one share of Class V common stock and one Holdings Class B Unit and for redemption for one share of Class A common stock. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Nasdaq Deficiency Letter. On August 4, 2022, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s Class A common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s Class A common stock, and its Class A common stock will continue to trade on The Nasdaq Capital Market under the symbol “SNAX” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until January 31, 2023, to regain compliance with Rule 5550(a)(2). If at any time before January 31, 2023, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with Rule 5550(a)(2) by January 31, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. The Company intends to actively monitor the closing bid price for its Class A common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5550(a)(2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These risks, uncertainties, assumptions and other important factors, which could cause actual results to differ materially from those described in these forward-looking statements, include: (i) the inability to achieve profitability due to commodity prices, inflation, supply chain interruption, transportation costs and/or labor shortages; (ii) the ability to recognize the anticipated benefits of the Business Combination or meet financial and strategic goals, which may be affected by, among other things, competition, supply chain interruptions, the ability to pursue a growth strategy and manage growth profitability, maintain relationships with customers, suppliers and retailers and retain its management and key employees; (iii) the risk that retailers will choose to limit or decrease the number of retail locations in which Stryve’s products are carried or will choose not to carry or not to continue to carry Stryve’s products; (iv) the possibility that Stryve may be adversely affected by other economic, business, and/or competitive factors; (v) the effect of the COVID-19 pandemic on Stryve; (vi) the possibility that Stryve may not achieve its financial outlook (vii) Strye's ability to maintain its listing on the Nasdaq Capital market; (viii) Stryve's ability to secure debt financing, maintain its liquidity position and implement cost savings measures; and (ix) other risks and uncertainties described herein and in other filings with the Securities and Exchange Commission (“SEC”) filings.

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

Stryve distributes its products in major retail channels, primarily in North America, including grocery, club stores, e-retailers, and other retail outlets, as well as directly to consumers through its e-commerce websites.

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

Supply Chain Challenges & Increased Cost Environment

Through the beginning of the COVID-19 pandemic, we had been successful at avoiding disruptions to our supply chain and operations through these measures and maintained continuity of supply for its customers. However, beginning in the second half of 2021, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While our efforts to mitigate these challenges are beginning to show positive signs, these challenges nonetheless continued to have an impact on the first half of 2022. We believe that many of the supply chain disruptions we experienced in our operations are temporary but may persist in the near term.

In the first half of 2022, we experienced a more expensive operating environment throughout the business, including higher prices for raw materials, packaging, beef, transportation, storage, services, labor, and advertising than we the comparable period in 2021. We expect these inflationary pressures to continue throughout at least 2022, which may continue to negatively impact our gross margins. We continue to track new developments affecting these inflationary pressures as we execute on our mitigating strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, improving our manufacturing yields through capacity enhancements, investing in further automation, and rationalizing and optimizing marketing spend to drive greater returns and retail velocities.

Investments to Grow Asset Base and Strengthen Balance Sheet

Since the consummation of the Business Combination in July 2021, we have made considerable investments to strengthen our balance sheet in light of the uncertain macroeconomic environment. Meaningful investments made to reduce debt, grow working capital, acquire capital equipment, and expand facilities throughout the first and second quarter of 2022 were a continuation of this trend. In the first quarter, we retired approximately $6.84 million of debt and separately announced the completion of our first major expansion to our manufacturing facility in Madill, Oklahoma. This expansion has allowed us to augment our capacities so that we can more efficiently flex our run rate production levels, if needed, to satisfy outsized new distribution lay-in orders and/or national programs without materially straining our ordinary course day-to-day production. Additionally, we have made considerable investments in our inventory and current assets to help service our expanded distribution base moving forward.

Significant Demand with Execution Challenges

From a tonnage perspective, the second quarter of 2022 was by far the largest in the Company's history. While the achievement of $10.9 million in net sales in the quarter shows nearly 51% sequential growth over Q1'22, it fails to illustrate that our tonnage output was nearly three times that of the prior quarter. These outsized production and fulfillment volumes in Q2 2022 were primarily attributable to a limited time retailer specific savings event which placed our products in chain-wide distribution for a limited period of time tied to the event. This nationwide sales event began and ended within the second quarter of 2022, which not only presented a price mix challenge to our gross sales and gross margins, but also resulted in over $3.0 million in coupon redemptions and other deductions which were tied to the event. While our price-mix-affected gross revenue was approximately $14.9 million for the quarter, our net revenue was $10.9 million. This dynamic had a compounding effect on our gross margins for the quarter as well.

Further, we faced several challenges in our execution of this brief, yet outsized, demand spike which negatively affected our manufacturing yields and in turn, our gross margins. Additionally, these production and fulfillment challenges led to short-term supply gaps in our wider distribution network which resulted in lower than target in-stock percentages at retail. While the deleterious effects of these execution challenges have been significant, we believe they are temporary in nature. With the non-normal demand spike behind us, we have been able to quickly return to a more normalized production cadence allowing for improved yields and quickly recovering in-stock percentages at retail.

Change in Management and Solidifying Strategy

In the second quarter of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management has thoughtfully reviewed the business, strategy, near-term prospects, and it's previously discussed path to profitability. From this, management has identified certain one-time write-downs for assets that are non-core to the go-forward plan as well as identified necessary accruals related to actions to be taken to reorganize the business and it's objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges have largely been incurred in these second quarter results. For comparability of the financial statements, we have identified many of these charges as non-GAAP pro-forma adjustments in calculating Adjusted EBITDA and Adjusted Earnings per Share, which are reconciled to the nearest GAAP figure below.

Optimizing Spend and Reducing Losses

While we made material progress in reducing our net loss in the first quarter of 2022, the overall impact of the limited-time retailer specific savings event and the reorganization-related charges negatively affected our net loss for the period. While the price increases we took yielded improvements in our average selling price in Q2'22 (excluding sales related to the savings event), the impact to profitability was more than offset by the aggregate price mix (including sales related to the savings event), the aforementioned execution challenges, and one-time charges. That said, we firmly believe that certain key factors influencing our Q2'22 net loss were temporary in nature and will not recur in the future. Accordingly, despite this quarter's increased net loss, we are still making solid progress on our cost mitigation strategies. We have examined every area of spending throughout our business and believe we have identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. Moving forward, we believe our optimized spending plan will begin to materially benefit from portfolio-wide price increases that will be evident in our third-quarter financial reporting. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

Results of Operations –Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$10,946	100.0%	7,351	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	15,371	140.4%	3,770	51.3%
Gross profit (loss)	$(4,425)	(40.4)%	$3,581	48.7%

Operating expenses
Selling and marketing expenses	$4,717	43.1%	$5,593	76.1%
Operations expense	1,350	12.3%	970	13.2%
Salaries and wages	3,510	32.1%	1,602	21.8%
Depreciation and amortization expense	503	4.6%	397	5.4%
Prepaid media reserve	1,489	13.6%	—	—
Gain on disposal of fixed assets	(24)	(0.2)%	(10)	(0.1)%
Total operating expenses	11,545	105.5%	8,552	116.3%
Operating loss	(15,970)	(145.9)%	(4,971)	(67.6)%

Other income (expense):
Interest expense	(181)	(1.7)%	(1,147)	(15.6)%
PPP loan forgiveness	—	—	—	—
Change in fair value of Private Warrants	40	0.4%	—	—
Gain on debt extinguishment	—	—	545	7.4%
Other income	(215)	(2.0)%	12	0.2%
Total other income (expense)	(356)	(3.3)%	(590)	(8.0)%
Net loss before income taxes	$(16,326)	(149.1)%	$(5,561)	(75.6)%

Net sales. Net sales increased by $3.5 million from $7.4 million during the three months ended June 30, 2021 to $10.9 million during the three months ended June 30, 2022 representing growth of 48.9% for the comparable periods. The primary driver of the increase in net sales was the nationwide limited-time savings event with the one of the nation's largest retailers. While this event presented several challenges for the business as described above, we believe the consumer response was positive with sell-through rates far in excess of our expectations. Given the long-term importance of driving consumer awareness and trial of our products, we believe that the household penetration afforded by this event will benefit the business in all of our channels of trade.

As we have previously discussed, during the latter part of 2021, the digital advertising behind our DTC business became significantly more expensive and less effective due to industry wide changes related to data privacy and app tracking that affected nearly all DTC advertisers. As a result, we elected to significantly scale back digital advertising midway through the fourth quarter of 2021 and throughout the first half of 2022. We anticipate that these trends in digital advertising will continue for the foreseeable future, and as such, plan to proceed with what we believe to be a more prudent approach to DTC digital advertising spending in 2022. Accordingly, we have seen softness in our DTC business relative to prior periods.

We added a significant number of new doors of distribution in the year ended December 31, 2021 across most of our brands, which contributed to our growth year-over-year. Further, we garnered expanded distribution with a number of its existing retail relationships. Most significantly, however, the significant growth in our net sales stem from the limited-time savings event with one of the nation's largest retailers that occurred in the quarter and placed our products in full-chain distribution on an in-and-out basis. We acknowledge that the previously discussed execution challenges hindered our ability to fully service all of the retail orders that should have converted to net sales in the second quarter of 2022. With the driving force behind many of these execution related challenges now behind us, we are utilizing our excess capacity to quickly work through this backlog of orders to recover our in-stock percentages.

	Three Month Period Ended	Three Month Period Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
(In thousands)
Gross Sales	$14,890	$8,068
Trade Promotions/Discounts & Credits	(3,944)	(717)
Net Sales	$10,946	$7,351

Cost of Goods Sold. Cost of goods sold increased by $11.6 million from $3.8 million in the three months ended June 30, 2021 to $15.4 million in the three months ended June 30, 2022, which was primarily driven by increased sales volume followed by significant increases in direct labor and input costs including packaging, and other ingredients. Overall commodity beef prices have trended favorably throughout the second quarter of 2022, compared to prior recent quarters, and are generally in line with what we experienced the prior year period. However, as previously discussed, certain execution issues gave rise to yield challenges which caused our effective meat cost to worsen year-over-year.

Gross Profit (Loss). Gross profit (loss) decreased $8.0 million from $3.6 million in the three months ended June 30, 2021 to $(4.4) million in the three months ended June 30, 2022. As a percent of net sales, gross profit was negative 40.4% in the second quarter of 2022, compared to 48.7% in the first quarter of 2021. A few primary factors contribute to this performance:

•
The pull back in DTC e-commerce paired with greater volume from the club channel than in the prior year has resulted in an unfavorable price mix shift. While we acknowledge the growth prospects of brick and mortar distribution, we recognize that any mix shift away from higher margin DTC e-commerce will likely negatively influence our gross margin profile.
•
As 2021 progressed, we experienced increasing pressure on direct labor wage rates. These inflationary pressures necessitated several increases to our direct labor rates throughout 2021 and again during six months ended June 30, 2022. We anticipate that our investments in automation and process improvements will help to offset some of these pressures moving forward.
•
Aside from the effects of mix, there were over $3.9 million in coupons, promotions, deductions, and credits incurred in the second quarter of 2022. This gross-to-net dilution of 26.5% far exceeds the prior year period's dilution of 8.9%. This increase is primarily attributable to the limited-time savings event which led to over $3.0 million in coupon redemptions and deductions alone.

Operating Expenses.

•
Selling and marketing expenses. Selling and marketing expenses decreased by $0.9 million from $5.6 million in the three months ended June 30, 2021 to $4.7 million in the three months ended June 30, 2022. Stryve decreased its spend with respect to its marketing efforts primarily digital media advertising and paid search in the second quarter of 2022 compared to the same period in 2021. We intend to temper this type of marketing spending for the foreseeable future in favor of increasing our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on its marketing expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend. Other expenses contributing to the decrease relate to legal and consulting fees incurred in the three months ended June 30, 2021 related to the Business Combination which did not reoccur in the most recent period.
•
Operations expenses. Operations expenses increased by $0.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. These increases are primarily attributable to the increase in shipped volume as compared to the prior year. Increases in rates across most modes of transportation have also contributed to the increase. Additionally, expenses related to supplies, maintenance, training, and warehousing increased from the second quarter of 2021 compared to the second quarter of 2022.
•
Salaries and wages. Salaries and wages increased $1.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, increasing from $1.6 million to $3.5 million. This increase is in part attributable to retention bonus compensation related to a prior acquisition as well as to key contributors within the organization. Further, the second quarter results include an accrual of approximately $1.0 million of non-recurring compensation expense that relate to the Company's Business Combination. Additionally, the Company incurred $384 thousand of non-cash, stock-based compensation expense in the second quarter of 2022 which was not present in the second quarter of 2021 when Stryve was still a private company. Despite these increases year-over-year, through our restructuring efforts under new leadership, we anticipate that these expenses will be further optimized to align with the Company's go forward strategy to maximize productivity.
•
Depreciation and amortization. Depreciation and amortization increased $0.1 million from $0.4 million in the three months ended June 30, 2021 to $0.5 million compared to the three months ended June 30, 2022.
•
One-time prepaid media reserve. As part of management's go-forward plan, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets which had been held on the balance sheet.

Operating Loss. Operating loss increased by $11.0 million from $5.0 million in the three months ended June 30, 2021 to $16.0 million in the three months ended June 30, 2022 and is primarily attributable to a material decrease in gross profit stemming from unprofitable sales relating to the limited-time savings event occurring in the second quarter of 2022 as well as significant one-time charges as described above.

Interest Expense. Interest expense decreased by $0.9 million from $1.1 million in the three months ended June 30, 2021 to $0.2 million in the three months ended June 30, 2022. While we relied, in part, on debt capital to support the business throughout 2021, we significantly deleveraged the business in the first half of 2022 as well as upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year.

Net Loss. Net loss increased $10.7 million from $5.6 million in three months ended June 30, 2021 to $16.4 million in the three months ended June 30, 2022, with the increase primarily attributable to a decrease in gross profit as well as significant one-time charges occurring in the second quarter of 2022, as described above.

Results of Operations –six months ended June 30, 2022 Compared to six months ended June 30, 2021

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$18,367	100.0%	$14,186	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	21,668	118.0%	7,927	55.9%
Gross profit (loss)	$(3,301)	(18.0)%	$6,259	44.1%

Operating expenses
Selling and marketing expenses	$8,743	47.6%	$12,047	84.9%
Operations expense	2,580	14.0%	2,030	14.3%
Salaries and wages	6,096	33.2%	3,003	21.2%
Depreciation and amortization expense	948	5.2%	792	5.6%
Prepaid media reserve	1,489	8.1%	—	—
Gain on disposal of fixed assets	(24)	(0.1)%	(9)	(0.1)%
Total operating expenses	19,832	108.0%	17,863	125.9%
Operating loss	(23,133)	(125.9)%	(11,604)	(81.8)%

Other income (expense):
Interest expense	(369)	(2.0)%	(1,957)	(13.8)%
PPP loan forgiveness	—	—	1,670	11.8%
Change in fair value of Private Warrants	85	0.5%	—	—
Gain on debt extinguishment	—	—	545	3.8%
Other income	(215)	(1.2)%	24	0.2%
Other income (expense)	(499)	(2.7)%	282	2.0%
Net loss before income taxes	$(23,632)	(128.7)%	$(11,322)	(79.8)%

Net sales. Net sales increased by $4.2 million from $14.1 million during the six months ended June 30, 2021 to $18.3 million during the six months ended June 30, 2022 representing growth of 29.5% for the comparable periods. The primary drivers of the increased sales of Stryve’s products to existing accounts, and net new sales related to additional distribution secured by Stryve in 2021 at a number of key retailers. Throughout the six months ended June 30, 2022 Stryve has secured new distribution with several marquee customers in the club, mass, grocery, and convenience channels. Further, Stryve garnered expanded distribution with a number of its existing retail relationships. Overall, the largest contributor of growth stems from the limited-time savings event which resulted in significant in-and-out sales volume in the second quarter of 2022. This growth has been partially offset by a pullback in our e-commerce sales stemming from our reduction in digital media spending. Further, supply chain and execution challenges in the first half of 2022 have hindered our ability to effectively service several retail and private label accounts leaving unmet demand in the period.

	Six Month Period Ended	Six Month Period Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
(In thousands)
Gross Sales	$23,617	$15,562
Trade Promotions/Discounts & Credits	(5,250)	(1,377)
Net Sales	$18,367	$14,186

Cost of Goods Sold. Cost of goods sold increased by $13.7 million from $7.9 million in the six months ended June 30, 2021 ,to $21.7 million in the six months ended June 30, 2022, which was primarily driven by increased sales volume followed by increased direct labor and commodity input costs, primarily beef. On the whole, overall commodity beef prices have increased significantly year-over-year. However, throughout the six-month period ending June 2022, meat prices have consistently trended favorably relative to their peak in the second half of 2021. Notwithstanding this trend in beef pricing, the aforementioned execution related yield challenges largely muted the impact of this improvement.

Gross Profit (Loss). Gross profit (loss) fell $9.6 million from a $6.3 million profit in the first six months of 2021 to $3.3 million gross profit loss in the first six months of 2022. As a percent of net sales, gross profit (loss) for the first six months of 2022 was negative 18% which represents a significant decline from 44.1% in the first six months of 2021. A few primary factors contribute to this performance:

•
The pull back in DTC e-commerce paired with greater volume from other channels, particularly to club retailers, than in the prior year has resulted in an unfavorable mix shift. While we acknowledge the growth prospects of the brick-and-mortar distribution, we recognize that any mix shift away from DTC e-commerce will likely negatively influence our gross margin profile.
•
As 2021 progressed, we experienced increasing pressure on direct labor wage rates. These inflationary pressures necessitated several increases to our direct labor rates throughout 2021 and again during six months ended June 30, 2022. We are hopeful that our investments in automation and process improvements will help to offset some of these pressures moving forward.
•
Aside from the effects of mix, there were over $5.2 million in coupons, promotions, deductions, and credits incurred in the first half of 2022. This gross-to-net dilution of 22.2% exceeds the prior year period's dilution of 8.8%. This increase is primarily attributable to the limited-time event which led to over $3.0 million in coupons and deductions alone in the first half of 2022.

Operating Expenses.

•
Selling expenses. Selling and marketing expenses fell by $3.3 million from $12.0 million in the six months ended June 30, 2021, to $8.7 million in the six months ended June 30, 2022. Stryve decreased its spend with respect to its marketing efforts including digital media, advertising, and paid search in the first six months of 2022 compared to the same period in 2021. We intend to temper this type of marketing spending for the foreseeable future in favor of increasing our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on these expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend.
•
Operations expenses. Operations expenses increased by $0.6 million from the six months ended June 30, 2021, as compared to the six months ended June 30, 2022. The primary driver of this was increased shipped sales volumes in the first half of 2022 as compared to the first half of 2021.
•
Salaries and wages. Salaries and wages increased $3.1 million from the six months ended June 30, 2021, compared to the six months ended June 30, 2022, increasing from $3.0 million to $6.1 million. This increase is in part attributable to certain non-recurring retention bonus compensation related to a prior acquisition as well as to key contributors within the organization incurred in the first half of 2022. Further, the second quarter results include an accrual of approximately $1.0 million of non-recurring compensation expense that relate to the Company's Business Combination. Additionally, the Company incurred $712 thousand of non-cash, stock based compensation expense in the first half of 2022 which wasn't present in the first half of 2021 when Stryve was still a private company. Despite these increases year-over-year, through our restructuring efforts under new leadership, we anticipate that these expenses will be further optimized to align with the Company's go forward strategy to maximize productivity.
•
Depreciation and amortization. Depreciation and amortization increased $0.2 million from the six months ended June 30, 2021, compared to the six months ended June 30, 2022 and is primarily attributable to the timing of capital expenditures and dispositions of assets.
•
Prepaid media reserve. As part of management's go-forward plan, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets which had been held on the balance sheet.

Operating Loss. Operating loss increased by $11.5 million from ($11.6) million through the first six months of 2021 to ($23.1) million through the first six months of 2022 and is primarily attributable to decreased gross profit on sales.and certain significant one-time restructuring charges occurring in the first half of 2022, as described above.

Interest Expense. Interest expense decreased by $1.5 million from $(1.9) million through the first six months of 2021 to $(.4) million through the first six months of 2022. While we relied, in part, on debt capital to support the business throughout 2021, we significantly deleveraged the business in the first quarter of 2022 as well as upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year for the comparable periods.

Net Loss. Net loss increased $12.3 million from $(11.3) million in six months ended June 30, 2021 to $(23.6) million six months ended June 30, 2022 and is primarily attributable to a decrease in gross profit on sales and certain significant one-time restructuring charges occurring in the first half of 2022, as described above.

Non-GAAP Financial Measures

We use non-GAAP financial measures and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses EBITDA, Adjusted EBITDA, and Adjusted Earnings per Share to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on these non-GAAP measures and the non-GAAP adjustments that the management team makes in the definition of EBITDA, Adjusted EBITDA, and Adjusted Earnings per Share. We believe these non-GAAP measure should be considered along with net income (loss), the most closely related GAAP financial measure. Reconciliations between EBITDA, Adjusted EBITDA, Adjusted Earnings per Share, and net income (loss) are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA. Stryve defines EBITDA as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization.

Adjusted EBITDA. Stryve defines Adjusted EBITDA as EBITDA adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is net income (loss) before taxes, for the three and six months ended June 30, 2022 and 2021.

	Three Month Period Ended	Three Month Period Ended	Six Month Period Ended	Six Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands)
Net loss before income taxes	$(16,326)	$(5,561)	$(23,632)	$(11,322)
Interest expense	181	1,147	369	1,957
Depreciation and amortization	503	397	948	792
EBITDA	$(15,642)	$(4,017)	$(22,315)	$(8,573)
Additional Adjustments*:
PPP loan forgiveness	—	—	—	(1,670)
Severances and One-Time Employee Related Costs	1,346	—	1,425	—
One-Time Reserves and Write Downs	2,562	—	2,562	—
Business combination expenses	—	193	—	1,077
Stock based compensation expense	384	—	712	—
Comparability adjustment - Public vs. Private	—	(527)	—	(1,049)
Adjusted EBITDA	$(11,350)	$(4,351)	$(17,616)	$(10,215)

Adjusted EBITDA. Stryve achieved negative Adjusted EBITDA of $(17.6) million during the six months ended June 30, 2022. compared to $(10.2) million in the six months ended June 30, 2021. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

*Additional Adjustments to EBITDA:

PPP Loan Forgiveness: The Company secured a Paycheck Protection Program loan in April of 2020 which was ultimately fully forgiven in the first quarter of 2021. The forgiveness of $1.6 million of principal and interest resulted in a gain during the three months ended June 30, 2021. This item is one-time and has been adjusted out of Other Income (Expense) to provide better comparability of results.

Business Combination Expenses: The Company signed the Business Combination Agreement on January 28, 2021. and prepared an S-4 and S-1 filing in furtherance of the Business Combination. In doing so, the Company incurred significant legal and professional services fees in the three months ended June 30, 2021. The Business Combination was ultimately consummated on July 20, 2021. These non-recurring expenses have been adjusted out of Selling and Marketing Expense to provide better comparability of results.

Comparability Adjustment - Public vs Private: For the duration of the three-month period ended June 31, 2021, Stryve was a private company. The Company consummated the Business Combination on July 20, 2021. As a public company, the Company incurs significant expenses by virtue of being public. These public company expenses affect the comparability of results between the comparable periods shown. Accordingly, these public company expenses have been added to the three months ended June 30, 2021, to adjust the comparative quarter for comparative purposes. These expenses include public filing fees and preparation services, the extra cost of directors & officers insurance for public companies, and board fees.

Severances and One-Time Employee Related Costs: The Company incurred significant one-time charges related to employees, including severances and future one-time payments, in the second quarter of 2022. These non-recurring expenses have been adjusted out of Salaries & Wages to provide better comparability of results.

One-Time Reserves and Write Downs: As part of management's go-forward plan, certain non-core assets have been written down or reserved against. This includes the write down of approximately $1.5M of pre-paid media, reserves for non-core SKUs, and other non-recurring items. These non-recurring expenses have been adjusted out to provide better comparability of results.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as it's Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of Adjusted Earnings per Share to its most directly comparable GAAP measure, which is Basic/Diluted Net Income (Loss) per Share, for the three and six months ended June 30, 2022 and 2021.

	Three Month Period Ended	Three Month Period Ended	Six Month Period Ended	Six Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands except share and per share information)
Net loss	$(16,354)	$(5,561)	$(23,668)	$(11,322)
Weighted average shares outstanding	30,946,486	10,139,422	30,355,697	10,141,928
Basic & Diluted Net Loss per Share	$(0.53)	$(0.55)	$(0.78)	$(1.12)
Additional Adjustments*:
PPP loan forgiveness	—	—	—	(0.16)
Severances and One-Time Employee Related Costs	0.04	—	0.05	—
Reserves and Write Downs	0.08	—	0.08	—
Business combination expenses	—	0.02	—	0.11
Stock based compensation expense	0.01	—	0.02	—
Comparability adjustment - Public vs. Private	—	(0.05)	—	(0.10)
Adjusted Earnings per Share	$(0.39)	$(0.58)	$(0.62)	$(1.28)

* Information regarding these adjustments can be found in the Additional Adjustments to EBITDA section above.

Liquidity and Capital Resources

Overview. We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, and investment in working capital to fund operations. For the six months ended June 30, 2022, we incurred an operating loss of $23.1 million and used cash in operations of $20.4 million. As of June 30, 2022, we have working capital of $12.2 million which compares favorably to the $3.2 million working capital we maintained as of December 31, 2021, and have only approximately $0.2 million of indebtedness. On January 11, 2022, we closed a private placement offering in which we raised $35.0 million of gross proceeds to significantly strengthen our liquidity position. We have used a portion of the funds raised for working capital to support near term growth, capital expansion projects, including increasing manufacturing capacity and adding manufacturing capabilities, and general corporate purposes, including marketing and sales initiatives and repaying $6.8 million of debt.

On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (the “Buyer”), an entity controlled by Ted Casey, a member of the Company’s Board of Directors, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction). Under the terms of the Sale and Leaseback Transaction, the Company agreed to sell its manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”). The Sale and Leaseback Transaction was consummated on June 4, 2021, for a total purchase price of $7.5 million. The consummation of the Sale and Leaseback Transaction provided the Company with net proceeds (after transaction related costs) of approximately $7.3 million. The net proceeds were used for general corporate purposes and to retire debt facilities in an aggregate amount of $6.5 million.

In connection with the consummation of the Business Combination, on July 20, 2021, the Company raised proceeds of $37.9 million (net of Andina’s transaction costs and expenses). Following the Closing, Stryve retired various debt facilities for an aggregate amount of approximately $11.1 million including principal and interest.

We are currently under a letter of intent to secure in excess of $20M in non-dilutive, committed borrowing capacity through a combination of facilities to augment our liquidity, as needed, through the execution of management's plan. The Company believes that cash from operations, our working capital, and our borrowing ability (given the lack of debt against our assets) will be sufficient to fund the Company’s cash requirements for at least the next twelve months from the date these financial statements are made available.

Cash Flows. The following tables show summary cash flows information for the six months ended June 30, 2022 and 2021.

	Six Months Ending	Six Months Ending
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(20,379)	$(15,443)
Net cash used in investing activities	(1,992)	(175)
Net cash provided by financing activities	25,165	16,227
Net increase in cash and cash equivalents	$2,794	$609

Net Cash used in Operating Activities. Net cash used in operating activities increased $5.0 million from $15.4 million through the six months ended June 30, 2021 compared to $20.4 million through the six months ended June 30, 2022. This increase is primarily attributable to the increase in net losses paired with an investment in net working capital during the six months ended June 30, 2022 ,as compared to the prior year period.

Net Cash used in Investing Activities. Net cash used in investing activities increased from $0.2 million in the six months ended June 30, 2021, to $2.0 million in the six months ended June 30, 2022, representing a $1.8 million increase when comparing the same period year over year. We anticipate increased investment in manufacturing and fulfillment assets moving forward, in order to ensure we have adequate run rate capacities to meet the potential demand for our products.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $9.0 million more cash for the Company in the six months ended June 30, 2022 compared to the comparable period a year ago. In the first half of 2022, we generated cash from financing activities of $25.2 million which included approximately $32.3 million in net proceeds from the January Offering offset by approximately $6.8 million of cash used to retire debt in the period.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities. The Company’s outstanding indebtedness as of June 30, 2022 ,and December 31, 2021 is as follows:

	As of June 30,	As of December 31,
	2022	2021
Long term debt	$158	$1,567
Short term debt	—	2,000
Line of credit (Note 5)	—	3,500
Total notes payable	158	7,067
Less: current portion	(122)	(3,447)
Less: line of credit	—	(3,500)
Total notes payable, net of current portion	$36	$120

Future minimum principal payments on the notes payable as of June 30, 2022, are as follows:

2022 (for the remainder of)	$60,180
2023	72,118
2024	18,255
2025	7,299
2026	—
$157,852

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

Ability to Acquire and Retain Consumers at a Reasonable Cost. Stryve’s management believes an ability to consistently acquire and retain consumers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, Stryve intends to strategically allocate advertising spend between online and offline channels favoring digital media, as well as emphasizing more targeted and measurable “direct response” digital marketing spend with advertising focused on increasing consumer awareness and driving trial of our products. Further, we acknowledge that changes to third-party algorithms that may be utilized directly, or indirectly, by Stryve in its advertising efforts may impact the effectiveness of Stryve's advertising which may increase its overall cost to acquire and retain consumers.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of 11% percentage of sales in addition to known deductions. The estimates are based on collection experience and a review of trade accounts. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts and returns and deductions totaled $1,350,080 and $1,236,497, respectively. Total bad debt expense for the three months ended three months ended June 30, 2022 and 2021 was $288,623 and $262,888, respectively.

	As of June 30,		As of December 31,
(In thousands)	2022	2021	2021	2020
Beginning balance	$1,236	$1,603	$1,603	$688
Provisions	456	254	$1,154	$915
Write-offs/ reversals	(474)	(559)	$(1,521)	$—
Ending balance	$1,218	$1,298	$1,236	$1,603

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

As of and for the six months ended June 30, 2022, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	46%	—	22%	—
Customer B	—	—	29%	—
Vendor A	—	12%	—	—
Vendor B	—	—	—	13%

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net income (loss) for the six months ended June 30, 2022 and the 52-week period ended December 31, 2021 and therefore, the risk of this is insignificant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2022, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended June 30, 2022, 3,553,589 pre-funded warrants were exercised for an aggregate of 3.553.589 shares of Class A common stock. The exercised pre-funded warrants do not affect the EPS calculation as pre-funded warrants are included in the weighted EPS calculation.

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

STRYVE FOODS, INC. (f/k/a ANDINA ACQUISITION CORP. III)

Date: August 15, 2022	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)