Form 10-Q
period 2022-09-30
STRYVE FOODS, INC.
filed 2022-11-14
CIK 1691936

wf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

At November 14, 2022, 25,010,612 shares of the registrant’s Class A common stock, $0.0001 par value, and 7,093,711 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalent	$4,354,624	$2,217,191
Accounts receivable, net	2,142,934	2,900,281
Inventory, net	8,927,055	7,215,981
Prepaid media spend, net of reserve	—	450,000
Prepaid expenses and other current assets	2,528,134	2,255,539
Total current assets	17,952,747	15,038,992

Property and equipment, net	7,896,559	6,825,895
Right of use asset, net	618,136	767,382
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,422,608	4,604,359
Prepaid media spend, net of reserve and net of current portion	—	1,084,548
Other assets	—	4,192
TOTAL ASSETS	$39,340,050	$36,775,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	2,543,373	$3,097,516
Accrued expenses	2,635,204	1,634,978
Current portion of lease liability	215,127	168,482
Line of credit, net of debt issuance costs	123,191	3,500,000
Current portion of long-term debt	1,559,139	3,447,056
Total current liabilities	7,076,034	11,848,032

Long-term debt, net of current portion, net of debt issuance costs	3,470,968	119,542
Lease liability, net of current portion	436,351	598,900
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	67,223	67,223
Deferred stock compensation liability	602,605	71,197
Warrant liability	28,421	128,375
TOTAL LIABILITIES	19,181,602	20,333,269

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 22,964,806 and 8,633,755 shares issued and outstanding, respectively	2,296	863
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 7,488,343 and 11,502,355 shares issued and outstanding	749	1,150
Additional paid-in-capital	132,902,242	100,551,257
Accumulated deficit	(112,746,839)	(84,111,171)
TOTAL STOCKHOLDERS' EQUITY	20,158,448	16,442,099

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,340,050	$36,775,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2022	2021	2022	2021
SALES, net	$6,170,468	$9,061,770	$24,537,180	$23,247,568

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,786,054	5,807,924	26,453,793	13,734,845

GROSS (LOSS) MARGIN	1,384,414	3,253,846	(1,916,613)	9,512,723

OPERATING EXPENSES
Selling expenses	2,640,667	5,826,749	12,872,928	17,873,161
Operations expense	1,084,596	1,234,002	3,664,135	3,264,087
Salaries and wages	1,939,670	3,973,204	8,035,646	6,976,515
Depreciation and amortization expense	518,240	402,290	1,465,966	1,193,846
Gain on disposal of fixed assets	(50,280)	(13,250)	(74,292)	(21,828)
Total operating expenses	6,132,893	11,422,995	25,964,383	29,285,781

OPERATING LOSS	(4,748,479)	(8,169,149)	(27,880,996)	(19,773,058)

OTHER (EXPENSE) INCOME
Interest expense	(189,794)	(757,811)	(558,825)	(2,715,068)
PPP loan forgiveness	—	—	—	1,669,552
Change in fair value of Private Warrants	14,644	213,300	99,954	213,300
Gain on debt extinguishment	—	—	—	545,200
Other (expense) income	(43,470)	2,577	(258,853)	27,124
Total other (expense) income	(218,620)	(541,934)	(717,724)	(259,892)

NET LOSS BEFORE INCOME TAXES	(4,967,099)	(8,711,083)	(28,598,720)	(20,032,950)
Income taxes	507	—	36,948	—

NET LOSS	$(4,967,606)	$(8,711,083)	$(28,635,668)	$(20,032,950)
Loss per common share:
Basic and diluted	$(0.16)	$(0.48)	$(0.94)	$(1.56)

Weighted average shares outstanding:
Basic and diluted	30,991,943	18,263,099	30,568,431	12,878,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED, SEPTEMBER 30, 2022

(Unaudited)

	Common Stock Class A		Common Stock Class B/V		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total

BALANCE, JANUARY 1, 2022	8,633,755	$863	11,502,355	$1,150	$100,551,257	$(84,111,171)	$16,442,099

PIPE Investment	2,496,934	250	—	—	32,310,937	—	32,311,187
Prefunded Warrants converted into Common Stock Class A	1,443,557	144	—	—	(69)	—	75

Post closing adjustment of BCA	—	—	—	—	(238,089)	—	(238,089)

Issuance of Restricted Stock Awards	108,500	11	—	—	36,698	—	36,709

Net loss	—	—	—	—	—	(7,313,742)	(7,313,742)
BALANCE, MARCH 31, 2022	12,682,746	1,268	11,502,355	1,150	132,660,734	(91,424,913)	41,238,239

Prefunded Warrant converted into Common Stock Class A	3,553,589	356	—	—	(96)	—	260

Issuance of Restricted Stock Awards	501,125	50	—	—	172,802	—	172,852
Issuance of Restricted Stock Units	13,334	1	—	—	68,802	—	68,803

Net Loss	—	-	—	—	—	(16,354,319)	(16,354,319)
BALANCE, JUNE 30, 2022	16,750,794	1,675	11,502,355	1,150	132,902,242	(107,779,232)	25,125,835

Prefunded Warrant converted into Common Stock Class A	2,200,000	220	—	—	—	—	220

Exchanged BV for Class A shares	4,014,012	401	(4,014,012)	(401)	—	—	—

Net Loss	—	-	—	—	—	(4,967,606)	(4,967,606)
BALANCE, SEPTEMBER 30, 2022	22,964,806	2,296	7,488,343	749	132,902,242	(112,746,839)	20,158,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED, SEPTEMBER 30, 2021

(Unaudited)

	Common Stock Class A		Common Stock Class B/V		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Earnings	Total

BALANCE, JANUARY 1, 2021	—	—	10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)

Repurchase of member shares	—	—	(12,598)	(1)	(99,949)	—	(99,950)

Net loss	—	—				(5,761,150)	(5,761,150)
BALANCE, MARCH 31, 2021	—	—	10,139,422	1,014	42,683,418	(57,882,399)	(15,197,967)

Net loss	—	—				(5,560,717)	(5,560,717)

BALANCE, JUNE 30, 2021	—	—	10,139,422	1,014	42,683,418	(63,443,116)	(20,758,684)

Conversion of Convertible Notes & interest to Class V common stock	—	—	1,362,933	136	10,822,138	—	10,822,274

Recapitalization
Recapitalization with Andina	3,409,949	341			11,571,705	—	11,572,046
PIPE raise	5,607,372	561			35,062,867	—	35,063,428

Pre-Funded Warrant	(800,000)	(80)			80	—	—

Net loss	—	—				(8,711,083)	(8,711,083)
BALANCE, SEPTEMBER 30, 2021	8,217,321	$822	11,502,355	$1,150	$100,140,208	$(72,154,199)	$27,987,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,635,668)	$(20,032,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,284,215	1,009,192
Amortization of intangible assets	181,751	184,655
Amortization of debt issuance costs	—	546,264
Amortization of right-of-use asset	149,246
Gain on disposal of fixed assets	(74,292)	-
Gain on debt extinguishment	—	(545,200)
Prepaid media reserve	1,489,028	—
Obsolete inventory reserve	861,062	—
Interest income on members loan receivable	—	(27,124)
Bad debt expense	322,946	513,661
Forgiveness on paycheck protection program loan	—	(1,669,552)
Stock based compensation expense	809,773	—
Change in fair value of Private Warrants	(99,954)	(213,300)
Forgiveness of Notes Receivable	—	1,700,869
Changes in operating assets and liabilities:
Accounts receivable	434,401	(4,331,314)
Inventory	(2,572,136)	(2,141,497)
Vendor deposits	4,193	—
Prepaid media spend	45,520	(170,633)
Prepaid expenses and other current assets	(63,883)	(2,236,168)
Accounts payable	(554,144)	(357,214)
Accrued liabilities	1,000,225	146,773
Operating lease payments	(115,904)	-
Net cash used in operating activities	(25,533,621)	(27,623,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(2,321,587)	(897,837)
Cash received for sale of equipment	41,000	65,102
Net cash used in investing activities	(2,280,587)	(832,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment from Andina	—	36,135,517
PIPE capital raise	32,311,187	—
Exercise of Prefunded Warrants	555	—
Repurchase of member shares	—	(99,950)
Post closing adjustment of BCA	(238,089)	—
Borrowings on long-term debt	3,940,035	—
Repayments on long-term debt	(4,989,218)	(4,230,928)
Borrowings on related party debt	—	9,294,000
Repayments on related party debt	—	(7,889,681)
Borrowings on short-term debt	1,135,883	19,694,548
Repayments on short-term debt	(2,000,000)	(11,142,130)
Debt issuance costs	(208,712)	(507,166)
Net cash provided by financing activities	29,951,641	41,254,210

Net change in cash and cash equivalents	2,137,433	12,797,937
Cash and cash equivalents at beginning of period	2,217,191	591,634
Cash and cash equivalents at end of period	$4,354,624	13,389,571
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$401,862	$2,847,898
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash retirement of Bridge Notes	$—	$10,856,964
Non-cash commercial premium finance borrowing	$1,012,693	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The consolidated financial statements are under the name of the Company, the legal parent, but represent Stryve Foods, LLC, the legal subsidiary (accounting acquirer) with an adjustment to retrospectively adjust the legal capital to reflect the legal capital as earnings per share (“EPS”). EPS is calculated using the equity structure of the Company, including the equity interests issued to the Seller in the Business Combination. Prior to the Business Combination, EPS was based on Stryve Foods, LLC’s net income and weighted average common shares outstanding on an as exchanged basis that were received in the Business Combination. Subsequent to the Business Combination, EPS is based on the actual number of common shares on an as exchanged basis of the Company outstanding during that period. For any periods prior to the Closing, basic and diluted net income/loss per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the number of Seller Consideration Units (adjusted as necessary to reflect the capital activity of Stryve Foods, LLC prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing, all on an as exchanged basis.

Note 2 - Liquidity

The Company incurred net losses of approximately $28.6 million during the nine months ended September 30, 2022. Cash used in operating activities was approximately $25.5 million for the nine months ended September 30, 2022. We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, net losses and investment in working capital. As of September 30, 2022, we have working capital of $10.9 million which compares favorably to the $3.2 million working capital we maintained as of December 31, 2021 and have approximately $5.2 million of indebtedness.

Late in the third quarter of 2022, we secured $21 million of non-dilutive, committed borrowing capacity through a combination of facilities to augment our liquidity, as needed, through the execution of management's plan of which $4.3 million had been drawn upon as of September 30, 2022.

We have examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 46.3% reduction in total operating expenses leading to a $3.7 million improvement in our pre-tax net loss despite lower sales when comparing to the prior year quarter. Further, we have instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process has already resulted in two meaningful price increases this year. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals.

In the third quarter of 2022, we invested more heavily into our inventories than our sales volumes would indicate as being required. Given that prevailing beef prices are rising, this investment in inventory was driven in part by opportunistic commodity beef purchases made towards the end of the quarter to secure attractive pricing. We anticipate drawing down on these inventory levels in the coming quarters which would be a near-term source of liquidity.

The Company believes that cash from operations, our working capital, and our borrowing ability should be sufficient to fund the Company’s base projections for at least the next twelve months from the date these financial statements are made available.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the condensed consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts and customer allowances, standard costs of inventory, provisions for inventory obsolescence, impairments of goodwill and long-lived assets, warrant liabilities and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. As of September 30, 2022, and December 31, 2021, the allowance for doubtful accounts and returns and deductions totaled $104,815 and $1,236,497, respectively. Total bad debt expense for the nine months ended September 30, 2022 and 2021, was $322,946 and $513,661, respectively.

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

For the nine months ended September 30, 2022 and 2021, customer concentrations in excess of 10% consolidated sales are as follows:

	Nine Months Ended Sept 30,		Period Ended September 30,
	2022	2021	2022	2021
	Sales		Accounts Receivable
Customer A	36%	—	—	—
Customer B	—	12%	10%	13%
Customer C	10%	10%	12%	11%
Customer D	—	—	12%	11%
Customer E	—	—	10%	—

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

Debt Issuance Costs

Debt issuance costs are costs incurred to obtain new debt financing. Debt issuance costs are presented in the accompanying condensed consolidated balance sheet as a reduction in the carrying value of the debt and are accredited to interest expense using the effective interest method.

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

Earnings per Share

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

As of September 30, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2022	2021

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January Offering	10,294,118	—
Restricted Stock Awards - unvested	825,750	—
	22,117,368	10,997,500

The weighted average number of shares outstanding for purposes of per share calculations includes the pre-funded warrants as if they had been exercised as well as the BV shares on as-exchanged basis.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as

“unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of September 30, 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (A) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (B) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of September 30, 2022, there have been shares of Class B common units of Holdings and Class V common stock of the Company exchanged for Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the company has not recognized the TRA liability as it is not probably that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement date of these instruments. The Company believes the current carrying value of long-term debt approximates its fair value because the terms are comparable to similar lending arrangements in the marketplace.

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

Note 4 - Inventory

As of September 30, 2022, and December 31, 2021, inventory consisted of the following:

	As of	As of
	September 30, 2022	December 31, 2021
Raw materials	$1,430,116	$2,188,284
Work in process	1,342,963	2,128,894
Finished goods	6,153,976	2,898,803
Total Inventory, net	$8,927,055	$7,215,981

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of September 30, 2022 and December 31, 2021 inventory reserves were $1,031,544 and $170,482 respectively.

Note 5 - Line of Credit

The Company's prior line of credit (the "Line of Credit") of $3,500,000 was paid off and terminated in January 2022.

On September 28, 2022, the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the "PSA") with Alterna Capital Solutions LLC ("ACS"). The ACS line of credit is for a term of 2 years, provides for borrowings of up to $15 million, which may be increased to an amount up to $20 million.

Pursuant to the Inventory Finance Rider to the RSA, the Company may request advances from time to time based upon the value of the Company’s inventory. Such advances bear interest of prime plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory. The Company has granted the Lender a security interest in all of their respective personal property to secure their obligations under the PSA; provided that the Lender has a first priority security interest in the Company’s accounts receivable, payment intangibles and inventory. The PSA provides for an initial twenty-four (24) month term, followed by automatic annual renewal terms unless the Company provides written notice pursuant to the PSA prior to the end of any term. The foregoing summary of the PSA and Inventory Finance Rider do not purport to be complete and are qualified in their entirety by reference to the text of the PSA. On September 30, 2022, $271,749 was borrowed under the financing agreement and is shown net of debt issuance costs of $148,558.

Note 6 - Debt

As of September 30, 2022 and December 31, 2021, debt consisted of the following:

	As of	As of
	September 30	December 31
	2022	2021
Long-term debt	$4,077,380	$1,566,598
Short-term debt	1,012,692	2,000,000
Line of credit	271,903	3,500,000
Total notes payable	5,361,975	7,066,598
Less: current portion	(1,559,139)	(3,447,056)
Less: debt issuance costs	(208,677)	—
Less: line of credit	(123,191)	(3,500,000)
Total notes payable, net of current portion	$3,470,968	$119,542

Outstanding as of September 30, 2022

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021, through maturity on June 1, 2023. As of September 30, 2022, the balance on this loan was $77,380.

In July 2022 the Company entered into two Commercial Premium Finance Agreements ("the Agreement") totaling $1.17 million for an eleven-month term with interest rates of 4.64% and 5.25%. The proceeds from these transactions were used to partially fund the premiums due under some of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. As of September 30, 2022, the combined remaining balance totaled $1,037,942, and the Company recognized $2,696 in interest expense during the three months ended September 30, 2022 .

On September 28, 2022, the Company entered into a Revenue Loan and Security Agreement, ("RLSA"), in the amount of $4 million with Decathlon Alpha IV, L.P., ("Decathlon") providing for a loan facility of up to a maximum of $6 million. The RLSA requires monthly payments, calculated as a percentage of the Company’s net revenue from the month preceding the immediately preceding month (subject to an annual payment cap) with all outstanding advances and the Interest (as defined in the Loan Agreement) being due at maturity on June 13, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). There are no prepayment penalties under the Loan Agreement, but any payoff would be subject to the Minimum Interest (as defined in the Loan Agreement). The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. Interest does not accrue on advance(s) pursuant to the Loan Agreement, rather a minimum amount of Interest (as defined in the Loan Agreement) is due pursuant to the terms of the Loan Agreement. The advances are secured by all property of the Borrower and are guaranteed by the Company and certain of the Company’s Subsidiaries.

Future minimum principal payments on the notes payable are, as of September 30, 2022:

2022 (for the remainder of)	$412,690
2023	1,532,927
2024	730,398
2025	1,061,858
2026	1,624,102
$5,361,975

Retired debt during the nine months ended September 30, 2022

The Company repaid approximately $6,842,000 debt with Origin bank on January 28, 2022 and $40,000 debt with First United Bank on May 6, 2022.

The Company held various vehicle financing and lease obligations which were paid off during the three months ended September 30, 2022.

Note 7 - Income Taxes

The Company’s sole material asset is Andina Holdings, LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Andina Holdings, LLC owns 100% of Stryve Foods, LLC which is treated as a disregarded entity for the U.S. federal income tax purposes. Stryve Foods Holdings, LLC's net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. The income tax burden on the earnings taxed to the non- controlling interests is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be report and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be -0.0555%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax expense of $507 and $36,948 for the three and nine months ended September 30, 2022 and no income tax expense in the three and nine months ended September 30, 2021.

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

As of September 30, 2022, there have been shares of Class B common units of Holdings and Class V common stock of the Company exchanged for Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of September 30, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of September 30, 2022.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by our initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of September 30, 2022, there were 197,500 Private Warrants outstanding.

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

During the nine months ended September 30, 2022, 6,397,146 pre-funded warrants issued in the January Offering were exercised for an aggregate of 6,397,146 shares of Class A common stock by virtue of a portion of the pre-funded warrants being exercised on a cashless basis. The exercised pre-funded warrants do not affect the weighted average share calculation as pre-funded warrants are already included in the weighted average share calculation as if they have been exercised.

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

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of September 30, 2022, the Company had 1,335,067 shares available for grant under its stock plans. As of September 30, 2022, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $2.8 million and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2022	399,000	$5.20
Added	95,000	0.68
Forfeiture	(195,166)	5.21
Vested	(13,334)	5.16
Restricted Stock at September 30, 2022	285,500	$3.69

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2022	328,500	$5.31	-	$—
Added	550,000	$1.29	59,625	$2.48
Forfeiture	—	—	-	$—
Vested	(65,625)	$5.43	(46,750)	$2.47
Restricted Stock at September 30, 2022	812,875	$2.90	12,875	$2.51

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Liabilities:
Warrant liability - Private Warrants	3	$28,421	$128,375

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

On September 30, 2022, the Private Warrants were determined to have a fair value of $0.06 per warrant for an aggregate fair value of $28,421.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2021	$128,375
Change in fair value	(99,954)
Fair value as of September 30, 2022	$28,421

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

Management determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500 thousand) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $543,578 during the nine months ended September 30, 2022.

Note 12 - Commitments and Contingencies

Litigation

On March 29, 2022, one of the investors in Stryve’s January 2022 private offering sent the Company a letter alleging that the Company has breached “the representations and warranties the Company” made to investors in the definitive agreement. Although Stryve intends to vigorously defend itself against these allegations, Stryve cannot at this time predict whether any litigation will be filed, predict the likely outcome of any future litigation, reasonably determine either the probability of a material adverse result or any estimated range of potential exposure, or reasonably determine how this matter or any future matters might impact our business, our financial condition, or our results of operations, although such impact, including the costs of defense, as well as any judgments or indemnification obligations, among other things, could be materially adverse to us.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These risks, uncertainties, assumptions and other important factors, which could cause actual results to differ materially from those described in these forward-looking statements, include: (i) the inability to achieve profitability due to commodity prices, inflation, supply chain interruption, transportation costs and/or labor shortages; (ii) the ability to meet financial and strategic goals, which may be affected by, among other things, competition, supply chain interruptions, the ability to pursue a growth strategy and manage growth profitability, maintain relationships with customers, suppliers and retailers and retain its management and key employees; (iii) the risk that retailers will choose to limit or decrease the number of retail locations in which Stryve’s products are carried or will choose not to carry or not to continue to carry Stryve’s products; (iv) the possibility that Stryve may be adversely affected by other economic, business, and/or competitive factors; (v) the effect of the COVID-19 pandemic on Stryve; (vi) the possibility that Stryve may not achieve its financial outlook (vii) Stryve's ability to maintain its listing on the Nasdaq Capital market; (viii) Stryve's ability to maintain its liquidity position and implement cost savings measures; and (ix) other risks and uncertainties described herein and in other filings with the Securities and Exchange Commission (“SEC”) filings.

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

Supply Chain Challenges & Increased Cost Environment

Through the beginning of the COVID-19 pandemic, we had been successful at avoiding disruptions to our supply chain and operations through these measures and maintained continuity of supply for its customers. However, beginning in the second half of 2021, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While our efforts to mitigate these challenges are beginning to show positive signs, these challenges nonetheless continued to have an impact on the first three quarters of 2022. We believe that many of the supply chain disruptions we experienced in our operations are temporary but may persist in the near term.

In the first three quarters of 2022, we experienced a more expensive operating environment throughout the business, including higher prices for raw materials, packaging, beef, transportation, storage, services, labor, and advertising than the comparable periods in 2021. We expect these inflationary pressures to continue throughout at least 2022, which may continue to negatively impact our gross margins. We continue to track new developments affecting these inflationary pressures as we execute on our mitigating strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, improving our manufacturing yields through capacity enhancements, investing in further automation, and rationalizing and optimizing marketing spend to drive greater returns and retail velocities.

Strengthen Liquidity and Investments to Grow Asset Base

During the third quarter of 2022, we strengthened our liquidity position by closing on a combination of debt facilities with $21.0 million of committed capacity at closing and the ability to expand to committed capacity to up to $26.0 million. Not only do we believe these facilities will provide us with the near-term liquidity we need to execute against our plan, we are pleased with the flexibility they offer given their covenant-lite nature and flexible amortization. Since the consummation of the Business Combination in July 2021, we have made considerable investments to strengthen our balance sheet in light of the uncertain macroeconomic environment. Meaningful investments made to reduce debt, grow working capital, acquire capital equipment, and expand facilities. These investments have augmented our capacities so that we can more efficiently flex our run-rate production levels, if needed, to satisfy outsized new distribution lay-in orders and/or national programs without materially straining our ordinary course day-to-day production. Additionally, considerable investments have been made in our inventory and current assets to help service our expanded distribution base moving forward.

Strong Consumption Despite Prior Quarter's Execution Challenges

From a tonnage perspective, the second quarter of 2022 was by far the largest in the Company's history. These outsized production and fulfillment volumes in Q2 2022 were primarily attributable to a limited time retailer specific savings event which placed our products in chain-wide distribution for a limited period of time tied to the event.

We faced several challenges in our execution of this brief, yet outsized, demand spike which led to short-term supply gaps in our wider distribution network which resulted in lower than target in-stock percentages at other retailers. We believe that the out-of-stocks experienced in late Q2 created some delays affecting the ordering patterns of our customers in the third quarter as their distribution pipelines were refilled. While the deleterious effects of these execution challenges have been significant, we believe they are temporary in nature as our consumption data showed strong recovery on-shelf. With the non-normal demand spike behind us, we have been able to quickly return to a more normalized production cadence allowing for improved yields and quickly recovering in-stock percentages at retail.

Change in Management and Solidifying Strategy

Earlier this year, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management has thoughtfully reviewed the business, strategy, near-term prospects, and its previously discussed path to profitability. From this, management has identified certain one-time write-downs for assets that are non-core to the go-forward plan as well as identified necessary accruals related to actions to be taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter, and we anticipate a tapering effect on these types of charges throughout the balance of the year. For comparability of the financial statements, we have identified many of these charges as non-GAAP pro-forma adjustments in calculating Adjusted EBITDA and Adjusted Earnings per Share, which are reconciled to the nearest GAAP figure below.

Optimizing Spend and Reducing Losses

Our third quarter results are a testament to the progress we've made on our cost mitigation strategies. We have examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 46.9% reduction in total operating expenses leading to a $4.5 million improvement in our pre-tax net loss despite lower sales when comparing to the prior year quarter. When compared to our second quarter results, the third quarter shows a $5.4 million reduction in total operating expenses and a $11.4 million improvement in our pre-tax net loss. Moving forward, we believe our optimized spending plan will begin to materially benefit from portfolio-wide price increases and productivity initiatives throughout our supply chain. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

Improving Quality of Revenue

As an extension of the restructuring plans, we have closely evaluated our revenue base and have taken steps to improve or eliminate low-quality revenue sources and drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, we acknowledge that meaningful portion of net sales in the prior year quarter came from products, customers, and/or channels that have been rationalized. Despite the pullback in net sales as seen on the face of the financials, our most valuable revenues are growing meaningfully, and retail consumption of our products is strong.

Results of Operations –Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

	Three Months Ended		Three Months Ended
	Sept 30, 2022		Sept 30, 2021
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$6,170	100.0%	9,062	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	4,786	77.6%	5,808	64.1%
Gross profit (loss)	$1,384	22.4%	$3,254	35.9%

Operating expenses
Selling and marketing expenses	$2,641	42.8%	$5,827	64.3%
Operations expense	1,084	17.6%	1,234	13.6%
Salaries and wages	1,940	31.4%	3,973	43.8%
Depreciation and amortization expense	518	8.4%	402	4.4%
Gain on disposal of fixed assets	(50)	(0.8)%	(13)	(0.1)%
Total operating expenses	6,133	99.4%	11,423	126.1%
Operating loss	(4,749)	(77.0)%	(8,169)	(90.1)%

Other income (expense):
Interest expense	(190)	(3.1)%	(758)	(8.4)%
Change in fair value of Private Warrants	15	0.2%	213	2.4%
Other income	(43)	(0.7)%	3	0.0%
Total other income (expense)	(218)	(3.5)%	(542)	(6.0)%
Net loss before income taxes	$(4,967)	(80.5)%	$(8,711)	(96.1)%

Net sales. Net sales decreased by $2.9 million from $9.1 million during the three months ended September 30, 2021 to $6.2 million during the three months ended September 30, 2022, representing a reduction of 31.9% for the comparable periods. The primary driver of the decrease in net sales was the rationalization of low-quality revenue that occurred in the prior year period.

Cost of Goods Sold. Cost of goods sold decreased by $1.0 million from $5.8 million in the three months ended September 30, 2021 to $4.8 million in the three months ended September 30, 2022, which was driven primarily by decreased sales volume. However, inflationary pressures on inputs, and production yields have negatively affected our cost of goods on a variable basis. Overall commodity beef prices have trended unfavorably throughout the third quarter of 2022, compared to prior recent quarters, but are generally in line with what we experienced the prior year period.

Gross Profit (Loss). Gross profit (loss) decreased $1.9 million from $3.3 million in the three months ended September 30, 2021 to $1.4 million in the three months ended September 30, 2022. As a percent of net sales, gross profit was 22.4% in the third quarter of 2022, compared to 35.9% in the third quarter of 2021. A few primary factors contribute to this performance:

•
The pull back in DTC e-commerce paired with greater volume from traditional retail channels than in the prior year has resulted in an unfavorable price mix shift. While we acknowledge the growth prospects of brick and mortar distribution, we recognize that any mix shift away from higher margin DTC e-commerce will likely negatively influence our gross margin profile.
•
As 2021 progressed, we experienced increasing pressure on direct labor wage rates. These inflationary pressures necessitated several increases to our direct labor rates throughout 2021 and again during nine months ended September 30, 2022.

Operating Expenses.

•
Selling and marketing expenses. Selling and marketing expenses decreased by $3.2 million from $5.8 million in the three months ended September 30, 2021 to $2.6 million in the three months ended September 30, 2022. Stryve decreased its spend with respect to its marketing efforts including digital media advertising and paid search in the third quarter of 2022 compared to the same period in 2021. We intend to temper this type of marketing spending for the foreseeable future in favor of increasing our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on its marketing expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend.
•
Operations expenses. Operations expenses decreased by $0.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Despite the increase in overall transportation rates, our sales mix in three months ended September 30, 2022 allowed us to utilize more favorable modes of transportation relative to the prior year period.
•
Salaries and wages. Salaries and wages decreased $2.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, decreasing from $4.0 million to $1.9 million. This decrease is in part attributable to the restructuring and productivity efforts of the Company and the non-recurrence of approximately $1.7 million of non-cash compensation expense that was incurred in the prior year period. Additionally, the Company incurred $0.1 million of non-cash, stock-based compensation expense in the third quarter of 2022 which was not present in the third quarter of 2021.
•
Depreciation and amortization. Depreciation and amortization increased $0.1 million from $0.4 million in the three months ended September 30, 2021 to $0.5 million compared to the three months ended September 30, 2022.

Operating Loss. Operating loss decreased by $3.5 million from $8.2 million in the three months ended September 30, 2021 to $4.7 million in the three months ended September 30, 2022 and is primarily attributable to a material decrease in total operating expenses.

Interest Expense. Interest expense decreased by $0.6 million from $0.8 million in the three months ended September 30, 2021 to $0.2 million in the three months ended September 30, 2022. While we relied, in part, on debt capital to support the business throughout 2021, we significantly deleveraged the business in the first half of 2022 as well as upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year.

Net Loss. Net loss decreased $3.7 million from $8.7 million in three months ended September 30, 2021 to $5.0 million in the three months ended September 30, 2022, with the decrease primarily attributable to a decrease in operating expenses.

Results of Operations –nine months ended September 30, 2022 Compared to nine months ended September 30, 2021

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

	Nine Months Ended		Nine Months Ended
	Sept 30, 2022		Sept 30, 2021
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
Net sales	$24,537	100.0%	$23,248	100.0%
Cost of goods sold (exclusive of depreciation shown separately below)	26,454	107.8%	13,735	59.1%
Gross profit (loss)	$(1,917)	(7.8)%	$9,513	40.9%

Operating expenses
Selling and marketing expenses	$12,873	52.5%	$17,873	76.9%
Operations expense	3,664	14.9%	3,264	14.0%
Salaries and wages	8,035	32.7%	6,977	30.0%
Depreciation and amortization expense	1,466	6.0%	1,194	5.1%
Gain on disposal of fixed assets	(74)	(0.3)%	(22)	(0.1)%
Total operating expenses	25,964	105.8%	29,286	126.0%
Operating loss	(27,881)	(113.6)%	(19,773)	(85.1)%

Other income (expense):
Interest expense	(559)	(2.3)%	(2,715)	(11.7)%
PPP loan forgiveness	—	—	1,670	7.2%
Change in fair value of Private Warrants	100	0.4%	213	0.9%
Gain on debt extinguishment	—	—	545	2.3%
Other income	(259)	(1.1)%	27	0.1%
Other income (expense)	(718)	(2.9)%	(260)	(1.1)%
Net loss before income taxes	$(28,599)	(116.6)%	$(20,033)	(86.2)%

Net sales. Net sales increased by $1.3 million from $23.2 million during the nine months ended September 30, 2021 to $24.5 million during the nine months ended September 30, 2022 representing growth of 5.5% for the comparable periods. The primary drivers of the increased sales of Stryve’s products to existing accounts, and net new sales related to additional distribution secured by Stryve in 2021 at a number of key retailers. Overall, the largest contributor of growth stems from the limited-time savings event which resulted in significant in-and-out sales volume in the second quarter of 2022. This growth has been partially offset by a pullback in our e-commerce sales stemming from our reduction in digital media spending. Further, supply chain and execution challenges in the first half of 2022 have hindered our ability to effectively service several retail and private label accounts leaving unmet demand in the period.

	Nine Month Period Ended	Nine Month Period Ended
	Sept 30, 2022	Sept 30, 2021
	(unaudited)	(unaudited)
(In thousands)
Gross Sales	$30,697	$25,332
Trade Promotions/Discounts & Credits	(6,159)	(2,084)
Net Sales	24,538	$23,248

Cost of Goods Sold. Cost of goods sold increased by $12.8 million from $13.7 million in the nine months ended September 30, 2021, to $26.5 million in the nine months ended September 30, 2022, which was primarily driven by increased sales volume followed by increased direct labor and commodity input costs, primarily beef. On the whole, overall commodity beef prices have increased significantly year-over-year. However, in the aggregate we have experienced favorable meat prices in the nine-month period ending September 30, 2022, relative to their peak in the second half of 2021. Notwithstanding this trend in beef pricing, the aforementioned execution related yield challenges largely muted the impact of this improvement.

Gross Profit (Loss). Gross profit (loss) fell $11.4 million from a $9.5 million profit in the nine months of 2021 to a $(1.9) million loss in the first nine months of 2022. As a percent of net sales, gross profit (loss) for the first nine months of 2022 was (7.8)% which represents a significant decline from 40.9% in the first nine months of 2021. A few primary factors contribute to this performance:

•
The pull back in DTC e-commerce paired with greater volume from other channels, particularly to club retailers, than in the prior year has resulted in an unfavorable mix shift. While we acknowledge the growth prospects of brick-and-mortar distribution, we recognize that any mix shift away from DTC e-commerce will likely negatively influence our gross margin profile.
•
As 2021 progressed, we experienced increasing pressure on direct labor wage rates. These inflationary pressures necessitated several increases to our direct labor rates throughout 2021 and again during nine months ended September 30, 2022. We are hopeful that our investments in automation and process improvements will help to offset some of these pressures moving forward.
•
The inflationary pressures in the commodity markets were significant in 2021 reaching their peak for the year during the second half of 2021. While we experienced considerable relief in beef input prices during the first half of 2022 relative to the prior year peaks, in the third quarter of 2022 we are seeing a return to rising prices.
•
There were over $6.2 million in coupons, promotions, deductions, and credits incurred in the first half of 2022. This gross-to-net dilution of 20.1% exceeds the prior year period's dilution of 8.2%. This increase is primarily attributable to the limited-time event which led to over $3.0 million in coupons and deductions alone in the first half of 2022 which negatively influenced the average net price of our products.

Operating Expenses.

•
Selling expenses. Selling and marketing expenses fell by $5.0 million from $17.9 million in the nine months ended September 30, 2021, to $12.9 million in the nine months ended September 30, 2022. Stryve decreased its spend with respect to its marketing efforts including digital media, advertising, and paid search in the first nine months of 2022 compared to the same period in 2021. We intend to temper this type of marketing spending for the foreseeable future in favor of increasing our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on these expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend.
•
Operations expenses. Operations expenses increased by $0.4 million from the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2022. The primary driver of this was increased fulfillment and logistics expense due to the increased volumes in the first nine months of 2022 as compared to the first nine months of 2021.
•
Salaries and wages. Salaries and wages increased $1.0 million from the nine months ended September 30, 2021, compared to the nine months ended September 30, 2022, increasing from $7.0 million to $8.0 million. This increase is in part attributable to certain non-recurring retention bonus compensation related to a prior acquisition as well as to key contributors within the organization incurred in the first half of 2022. Further, the second quarter results include an accrual of approximately $1.0 million of non-recurring compensation expense that relate to the Company's Business Combination. Additionally, the Company incurred $0.8 million of non-cash, stock-based compensation expense in the nine months ended September 30, 2022 which wasn't present in the comparable period of 2021 when Stryve was still a private company. Despite these increases year-over-year, through our restructuring efforts under new leadership, we anticipate that these expenses will be further optimized to align with the Company's go forward strategy to maximize productivity.
•
Depreciation and amortization. Depreciation and amortization increased $0.3 million from the nine months ended September 30, 2021, compared to the nine months ended September 30, 2022 and is primarily attributable to the timing of capital expenditures and dispositions of assets.
•
Prepaid media reserve. As part of management's go-forward plan, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets on the balance sheet.

Operating Loss. Operating loss increased by $8.1 million from ($19.8) million through the first nine months of 2021 to ($27.9) million through the first nine months of 2022 and is primarily attributable to decreased gross profit on sales and certain significant one-time restructuring charges occurring in the first half of 2022, as described above.

Interest Expense. Interest expense decreased by $2.1 million from ($2.7) million through the first nine months of 2021 to ($0.6) million through the first nine months of 2022. While we relied, in part, on debt capital to support the business throughout 2021, we significantly deleveraged the business in the first quarter of 2022 as well as upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year for the comparable periods.

Net Loss. Net loss increased $8.6 million from $20.0 million in the nine months ended September 30, 2021 to $28.6 million in the nine months ended September 30, 2022 and is primarily attributable to a decrease in gross profit on sales and certain significant one-time restructuring charges occurring in the first half of 2022, as described above.

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

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is net income (loss) before taxes, for the three and nine months ended September 30, 2022 and 2021.

	Three Month Period Ended	Three Month Period Ended	Nine Month Period Ended	Nine Month Period Ended
	Sept 30, 2022	Sept 30, 2021	Sept 30, 2022	Sept 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands)
Net loss before income taxes	$(4,967)	$(8,711)	$(28,599)	$(20,033)
Interest expense	190	758	559	2,715
Depreciation and amortization	518	402	1,466	1,194
EBITDA	$(4,259)	$(7,551)	$(26,574)	$(16,124)
Additional Adjustments*:
PPP loan forgiveness	—	—	—	(1,670)
Severances and One-Time Employee Related Costs	285	—	1,631	—
One-Time Reserves and Write Downs	—	—	2,562	—
Business combination expenses	—	(1,077)	—	—
Stock based compensation expense	98	—	810	—
Non-cash compensation expense	—	1,701	—	1,701
Comparability adjustment - Public vs. Private	—	—	—	(1,049)
Adjusted EBITDA	$(3,876)	$(6,926)	$(21,572)	$(17,142)

Adjusted EBITDA. The Company reduced its negative Adjusted EBITDA by 44% when comparing the three months ended September 30, 2022 and 2021 with a $3.1 million improvement year-over-year driving by the Company's improved gross margins and rationalized spending. Stryve increased its negative Adjusted EBITDA during the nine months ended September 30, 2022. from $(17.1) million to $(21.6) million. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

*Additional Adjustments to EBITDA:

PPP Loan Forgiveness: The Company secured a Paycheck Protection Program loan in April of 2020 which was fully forgiven in the first quarter of 2021. The forgiveness of $1.6 million of principal and interest resulted in a gain during the nine months ended September 30, 2021. This item is one-time and has been adjusted out of Other Income (Expense) to provide better comparability of results.

Severances and One-Time Employee Related Costs: The Company incurred certain one-time charges related to employees, including severances, one-time payments, and recruiting fees, in the second and third quarters of 2022.

One-Time Reserves and Write Downs: As part of management's go-forward plan, certain non-core assets have been written down or reserved against. This includes the write down of approximately $1.5M of pre-paid media, reserves for non-core SKUs, and other non-recurring items. These non-recurring expenses have been adjusted out to provide better comparability of results.

Business Combination Expenses: The Company signed the Business Combination Agreement on January 28, 2021. and prepared an S-4 and S-1 filing in furtherance of the Business Combination. In doing so, the Company incurred significant legal and professional services fees over the course of the year which were later capitalized to Additional Paid-in Capital upon the consummation of the Business Combination which was reflected in the three months ended September 30, 2021 financial results. The impact on the statement of operations that the capitalization of these expenses had during the three months ended September 30, 2021 has been adjusted out to show better comparability with the current year quarter.

Non-Cash Compensation Expense: The Company incurred significant one-time non-cash compensation expense in the three and nine months ended September 30, 2021 stemming from notes receivable which were forgiven in conjunction with the Business Combination. These charges have been adjusted out of the comparable periods to improve the comparability of results.

Comparability Adjustment - Public vs Private: For the duration of the six-month period ended June 30, 2021, Stryve was a private company. The Company consummated the Business Combination on July 20, 2021. As a public company, the Company incurs significant expenses by virtue of being public. These public company expenses affect the comparability of results between the periods shown. Accordingly, these public company expenses have been added to the nine months ended September 30, 2021, to adjust for comparative purposes. These expenses include public filing fees and preparation services, the extra cost of directors & officers insurance for public companies, and board fees.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of Adjusted Earnings per Share to its most directly comparable GAAP measure, which is Basic/Diluted Net Income (Loss) per Share, for the three and nine months ended September 30, 2022 and 2021.

	Three Month Period Ended	Three Month Period Ended	Nine Month Period Ended	Nine Month Period Ended
	Sept 30, 2022	Sept 30, 2021	Sept 30, 2022	Sept 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands except share and per share information)
Net loss	$(4,968)	$(8,711)	$(28,636)	$(20,033)
Weighted average shares outstanding	30,991,943	18,263,099	30,568,431	12,878,733
Basic & Diluted Net Loss per Share	$(0.16)	$(0.48)	$(0.94)	$(1.56)
Additional Adjustments*:
PPP loan forgiveness	—	—	—	(0.13)
Severances and One-Time Employee Related Costs	0.01	—	0.05	—
One-Time Reserves and Write Downs	—	—	0.08	—
Business combination expenses	—	(0.06)	—	—
Stock based compensation expense	0.00	—	0.03	—
Non-cash compensation expense	—	0.09	—	0.13
Comparability adjustment - Public vs. Private	—	—	—	(0.08)
Adjusted Earnings per Share	$(0.15)	$(0.44)	$(0.77)	$(1.63)

* Information regarding these adjustments can be found in the Additional Adjustments to EBITDA section above.

Liquidity and Capital Resources

Overview. We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, net losses and investment in working capital. For the nine months ended September 30, 2022, we incurred an operating loss of $27.9 million and used cash in operations of $25.5 million. As of September 30, 2022, we have working capital of $10.9 million which compares favorably to the $3.2 million working capital we maintained as of December 31, 2021, and have only approximately $5.2 million of indebtedness.

Late in the third quarter of 2022, we secured $21 million of non-dilutive, committed borrowing capacity through a combination of facilities to augment our liquidity, as needed, through the execution of management's plan of which $4.3 million had been drawn upon as of September 30th, 2022.

We have examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 46.9% reduction in total operating expenses leading to a $4.5 million improvement in our pre-tax net loss despite lower sales when comparing to the prior year quarter. Further, we have instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process has already resulted in two meaningful price increases this year. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals.

In the third quarter of 2022, we invested more heavily into our inventories than our sales volumes would indicate as being required. Given that prevailing beef prices are rising, this investment in inventory was driven in part by opportunistic commodity beef purchases made towards the end of the quarter to secure attractive pricing. We anticipate drawing down on these inventory levels in the coming quarters which would be a near-term source of liquidity.

The Company believes that cash from operations, our working capital, and our borrowing ability should be sufficient to fund the Company’s base projections for at least the next twelve months from the date these financial statements are made available.

Cash Flows. The following tables show summary cash flows information for the nine months ended September 30, 2022 and 2021.

	Nine Months Ending	Nine Months Ending
	Sept 30, 2022	Sept 30, 2021
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(25,534)	$(27,624)
Net cash used in investing activities	(2,281)	(833)
Net cash provided by financing activities	29,952	41,254
Net increase in cash and cash equivalents	$2,137	$12,797

Net Cash used in Operating Activities. Net cash used in operating activities increased $(2.1) million from $27.6 million through the nine months ended September 30, 2021 compared to $25.5 million through the nine months ended September 30, 2022. This increase is primarily attributable to the increase in net losses paired with an investment in net working capital during the nine months ended September 30, 2022 ,as compared to the prior year period.

Net Cash used in Investing Activities. Net cash used in investing activities increased from $0.8 million in the nine months ended September 30, 2021, to $2.3 million in the nine months ended September 30, 2022, representing a $1.5 million increase when comparing the same period year over year. We anticipate increased investment in manufacturing and fulfillment assets moving forward, in order to ensure we have adequate run rate capacities to meet the potential demand for our products.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $(11.3) million more cash for the Company in the nine months ended September 30, 2022, compared to the comparable period a year ago. In the nine months ended September 30, 2022, we generated cash from financing activities of $30.0 million.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities. The Company’s outstanding indebtedness as of September 30, 2022, and December 31, 2021, is as follows:

	As of Sept 30,	As of December 31,
(In thousands)	2022	2021
Long term debt	$4,077	$1,567
Short term debt	1,013	2,000
Line of credit (Note 5)	272	3,500
Total notes payable	5,362	7,067
Less: current portion	(1,559)	(3,447)
Less: debt issuance costs	(209)	—
Less: line of credit	(123)	—
Total notes payable, net of current portion	$3,471	$3,620

Future minimum principal payments on the notes payable as of September 30, 2022, are as follows:

(In thousands)
2022 (for the remainder of)	$413
2023	1,533
2024	730
2025	1,062
2026	1,624
$5,362

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of sales in addition to known deductions. The estimates are based on collection experience and a review of trade accounts. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts and returns and deductions totaled $104,815 and $1,236,497, respectively. Total bad debt expense for the three months ended September 30, 2022 and 2021 was $322,946 and $513,661, respectively.

	As of Sept 30,		As of December 31,
(In thousands)	2022	2021	2021	2020
Beginning balance	$1,236	$1,603	$1,603	$688
Provisions	703	420	$1,154	$915
Write-offs/ reversals	(1,835)	(1,087)	$(1,521)	$—
Ending balance	$104	$936	$1,236	$1,603

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

4) The manner in which an entity operates, and the nature of those operations is similar

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

As of and for the nine months ended September 30, 2022, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	36%	—	—	—
Customer B	—	—	10%	—
Customer C	10%		12%
Customer D	—		12%
Customer E	—		10%
Vendor A	—	10%	—	—
Vendor B	—	10%	—	—
Vendor C	—	—	—	13%

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net income (loss) for the nine months ended September 30, 2022 and the 52-week period ended December 31, 2021 and therefore, the risk of this is insignificant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's recent invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2022, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-months ended September 30, 2022, 2,200,000 pre-funded warrants were exercised for an aggregate of 2,200,000 shares of Class A common stock. The exercised pre-funded warrants do not affect the EPS calculation as pre-funded warrants are included in the weighted EPS calculation.

During the three-months ended September 30, 2022, 4,014,012 share of Class V common stock and 4,014,012 B units of Andina Holdings, LLC were exchanged for 4,014,012 shares of Class A common stock. This exchange has no impact on the EPS calculation as it already included and presented on an as-exchanged basis.

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

STRYVE FOODS, INC. (f/k/a ANDINA ACQUISITION CORP. III)

Date: November 14, 2022	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)