Form 10-K
period 2022-12-31
STRYVE FOODS, INC.
filed 2023-04-17
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the NASDAQ Capital Market, was approximately $17.0 million.

As of April 10, 2023, 26,056,428 shares of the registrant’s Class A common stock, $0.0001 par value, and 6,145,995 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
•
the impact of inflation and cost increases on our business;
•
our strategy, expected outcomes and growth prospects;
•
trends in our operations, industry and markets;
•
our future profitability, indebtedness, liquidity, access to capital and financial condition; and
•
our integration of companies that we have acquired or may acquire into our operations.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “ITEM 1A. Risk Factors” in this Annual Report on Form 10-K. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Stryve distributes its products in major retail channels, primarily in North America, including grocery, club stores and other retail outlets, as well as directly to consumers through its owned e-commerce websites as well as direct to consumer through the Amazon platform.

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

Scalable platform with an attractive market opportunity. Stryve has grown its revenues since inception through product and brand development, as well as acquisitions of complementary products. The healthy snacking market is projected to be in excess of $150 billion by 2030 according to Statista and management estimates that the meat snack category alone is approximately $10 billion in size today. Stryve believes that it can leverage its relationships with its retail customers and distributors to launch new products, brands and brand extensions, increase consumer recognition, and continue to expand its healthy snacking platform.

Manufacturing capacity to support growth. By manufacturing its products, Stryve believes it can maintain pricing advantages against its competitors, achieve margins that support marketing spend, streamline innovation and new product development, and capitalize on potential private label opportunities. Stryve believes that its state-of-the-art manufacturing facility can support its near-term growth plans with limited additional capital expenditures and is the only facility of scale with a full grant of inspection from the United States Department of Agriculture (“USDA”) to produce air-dried, never-cooked, shelf-stable meat snack products.

Experienced management team. We have built an experienced team of industry veterans with collectively over 50 years of experience across multiple branded consumer product, food and nutrition categories. Our CEO, Christopher Boever, previously served in various senior management roles at Hormel Foods Corp, Conagra Brands, Inc., Pinnacle Foods Corp, and Hain Celestial North America. Our co-founder and Chairman of the Board of Directors, Ted Casey, was the founder and CEO of Dymatize Nutrition, a nutrition supplement company. Alex Hawkins, our Chief Financial Officer, has experience acquiring, growing, and exiting businesses as a Principal at Rosewood Private Investments, a private equity firm. Jerry Goldner, our Chief Customer Officer, previously served in various senior management roles at Kellogg and Vice President of Sales at Nestle/Osem, Farmwise, and Skout Organic.

Data-driven direct-to-consumer business. Stryve has developed a meaningful direct-to-consumer business for its brands. By utilizing a data-driven approach to digital marketing, Stryve believes that it can more accurately target its ideal consumers.

Stryve’s Strategy

Pursue distribution growth in retail stores, augment private label opportunities, and expand its international distribution. Stryve has a strong relationship with leading retailers and distributors, including Walmart, Costco, Aldi, UNFI, KeHe, 7-Eleven and others. Stryve is working to expand its retail customer base store penetration across the food, multi-outlet and convenience segments, as well as expanding the number of products available for sale at retail locations by adding additional product variations. Stryve is also working to grow its private label business with its retail customers, which can support Stryve’s efforts to place its branded products in those customers’ locations. In addition, Stryve may seek to develop relationships with international partners to expand its product sales outside the U.S. beyond its current limited distribution in Canada and Mexico.

Leverage manufacturing capacity and existing platform to expand and strengthen product offerings. Stryve believes that its manufacturing facility located in Madill, Oklahoma is the largest air-drying meat facility operating in the United States, and one of only a limited number of such facilities approved by the USDA. This currently provides a barrier to entry for potential competitors to enter the air-dried meat snack category. Stryve plans to strengthen and expand its existing product offerings with new and innovative flavors and formats, simple ingredients, and packaging alternatives, to complement its current products and take advantage of its manufacturing capabilities. In addition, Stryve will continue to enhance, strengthen and expand its existing product offerings with new and innovative flavors and forms, simple ingredients and packaging alternatives.

Leverage its e-commerce business as a competitive advantage. Stryve officially launched its Stryve.com direct-to-consumer business in the second quarter of 2020, and has sold its products directly to consumers through Amazon since 2018. Through 2021 e-commerce had been a key channel for growth for Stryve. While strategies have shifted to focus growth efforts on retail distribution, Stryve will utilize its direct relationship with consumers to better respond to trends in the market place, to test new product innovation, and to leverage these learnings in its sales story to retailers. Stryve uses focused targeted digital media to acquire, engage and retain consumers, including newsletters and discounts for initial and repeat consumer orders. E-commerce sales provide Stryve with attractive gross margins, prompt payment, and the ability to gather critical marketing data and test new product innovations.

Capture market share while introducing healthy snackers to the meat snack category. By gaining retail distribution and competing within the existing meat snack category Stryve plans to capture market share from its meat snack competitors. Its superior products offer a better-for-you option without sacrificing taste. Stryve will seek to drive trial with existing meat snack consumers though performance driven trade promotions and effective shopper marketing programs in partnership with its retailers. Additionally, Stryve’s target consumer include healthy snack seekers, including consumers seeking to stay fit or diet, as well as runners, cyclists, and on-the-go families, many of whom are non-participants to the meat snack category. Stryve's e-commerce business is evidence of its ability to educate, attract and retain these consumers, utilizing targeted digital marketing, directed advertising and promotions, and informational videos. Through these efforts, Stryve is working to create a loyal group of healthy snack seeking consumers.

Stryve’s Brands and Products

Stryve’s flagship product is air-dried beef, which is marketed and sold under the Stryve®, Kalahari®, Braaitime® and Vacadillos® brand names. Stryve currently produces two forms of air-dried meat: biltong and carne seca, which were developed hundreds of years ago in South Africa and Latin America, respectively. Stryve’s products generally consists of high-quality beef that is primarily sourced, purchased, seasoned, dried and packaged in the United States. Stryve’s air-dried process is intended to ensure that its beef retains full flavor and tenderness. Stryve’s products are not injected with any sugar-laden marinades or preservatives and are never cooked or dehydrated over high heat like beef jerky products. All of Stryve’s air-dried meat products are manufactured in the United States at its manufacturing facility in Madill, Oklahoma.

Stryve® Branded Products

The Stryve® brand is Stryve’s top-selling flagship biltong brand.

Stryve® Charcuterie Slabs. Charcuterie Slabs are whole slabs of lean beef that consumers can slice to their desired thickness, and are perfect for sharing as a part of a charcuterie board. Stryve® Charcuterie Slabs are available in an eight ounce package, and each one-ounce serving contains 16 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Stryve® Thinly Sliced Steak. High-quality air-dried steaks are thinly sliced and packaged for an on-the-go healthy snack. Stryve® thinly sliced steak won the 2020 ChefsBest Award for Excellence, which is awarded to brands that surpass quality standards established by chefs. Stryve® Thinly Sliced Steak is available in regular and grass-fed beef options in a variety of different flavors. Each one-ounce serving of Stryve® Thinly Sliced Steak contains 16 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Stryve® Air-dried Beef Sticks. Air-dried Beef Sticks provide consumers with the “snap” similar to commercial beef sticks, but without the junk. Stryve® Air-dried Beef Sticks are available in regular, mini and bite size options in a variety of different flavor options. A regular size one-ounce Stryve® Air-dried Beef Stick and each one-ounce serving of mini sticks and bites contain 14 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Kalahari ® Products

Kalahari® is a brand that Stryve acquired in December 2020.

Kalahari Biltong®. Kalahari Biltong® is available in original, spicy peri peri, garlic and chili lime flavors. Each two-ounce bag of Kalahari Biltong® contains 160 calories, 32 grams of protein, and zero grams of sugar.

Kalahari® Biltong Slabs. Biltong Slabs are whole slabs of lean beef that consumers can slice to their desired thickness. Kalahari® Biltong Slabs are available in an eight ounce package, and each one-ounce serving contains 16 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Kalahari Crisps®. Kalahari Crisps® are crunchy, air dried beef chips that are crafted from slow-roasted thin slices of beef. Kalahari Crisps® are available in original, rosemary citrus, and southwest verde flavors. Each one-ounce bag of Kalahari Crisps® contains 100 calories, 20 grams of protein, and zero grams of sugar.

Vacadillos® Products

Stryve created and launched its Vacadillos® carne seca products in 2021 that are targeted at Hispanic consumers. Carne seca is a Latin American version of air-dried beef.

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

Vacadillos® Air-dried Beef Sticks. Air-dried Beef Sticks provide consumers with the “snap” similar to commercial beef sticks, but without the junk. Vacadillos® Air-dried Beef Sticks provide a healthy, convenient, and affordable snack and are available in bold flavor options. A regular size one-ounce Stryve® Air-dried Beef Stick and each one-ounce serving of mini sticks and bites contain 14 grams of protein, zero grams of sugar and zero grams of carbohydrates.

Braaitime® Products

Braaitime® is a biltong brand acquired by Stryve and originally created by Warren Pala, Stryve’s Chief Manufacturing Officer, when he came to the United States from South Africa. Braaitime® products are available exclusively online and target South African consumers looking for a nostalgic biltong experience.

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

Marketing, Advertising and Consumer Outreach

Stryve is making investments to build its in-store presence and performance through brand building initiatives such as packaging, retail/shelf ready packaging design, in-store display vehicles along with retailer shopper marketing campaigns. Additionally, Stryve’s marketing strategy also focuses on building brand awareness, consumer trial building brand loyalty through digital and social media strategies and tactics. Utilizing a combination of paid and earned media, intelligent e-mail and text campaigns designed to build consumer awareness.

Target Demographics

Stryve’s target consumers are “healthy snack seekers,” many of whom eat meat, but are not current participants in the meat snacks industry. Stryve believes that through their differentiated and innovative air-dried meat products and marketing efforts it will be able to bring healthy snack seekers to Stryve’s products. Stryve has segmented healthy snack seekers group into five different sub-groups; fit and focused, disciplined and dieters, runners, cyclists, and the largest category, families in motion. Stryve believes that these groups have above average household income, read nutritional labels and are seeking healthy snacks for themselves and their families. Stryve believes there is significant opportunity to expand its marketing, education and product sales to healthy snack seekers who are not necessarily looking for a biltong meat snack, but are looking for health snacks that are high in protein with minimal sugar, low in carbohydrates, are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives, are Keto and Paleo diet-friendly and are all natural. In addition, Stryve hopes to gain ubiquitous availability to shoppers in the traditional meat snack category offering an alternative to jerky and meat sticks, thus, providing current jerky and meat stick consumers a ‘better for you’ alternative.

Building Brand Awareness and Driving Product Trials

Stryve seeks to expand its consumer base and grow its business by educating consumers about its product benefits and taste in order to encourage product trials and support repeat purchases resulting in customer loyalty and value. Stryve uses a variety of marketing and advertising strategies to connect with consumers, including paid digital media, paid influencers, organic social media efforts and in-person product displays and sampling.

Stryve dedicates a substantial portion of its marketing and advertising spending to digital marketing channels. Stryve’s website, www.stryve.com, and each of its brand’s websites, contain information about the product benefits and how it is made, and nutritional information regarding the benefits of Stryve’s products. Stryve utilizes a data-driven approach in its e-commerce strategy, with specific consumer segmentation and messaging tailored for different audiences.

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

Suppliers.  Stryve relies on a limited number of vendors to supply it with beef and other raw materials. Stryve does not have any formal contracts or agreements in place with any meat providers, and tests the market regularly to optimize its commodity pricing. Stryve purchases the majority of its beef through beef brokers from suppliers located in the United States. Given the minimally processed nature of air-dried production, the quality of the beef used in Stryve’s products is important. Currently, Stryve believes it can replace its current suppliers of beef without significant impact to its business. The availability of grass-fed beef in the United States can be scarce at times, and may require Stryve to seek such beef internationally to produce its grass-fed products. However, any disruption in the supply of beef or a substantial increase in the cost of beef could materially and adversely affect its business, financial condition and results of operations.

The other principal ingredients used to manufacture Stryve products include vinegar, flavoring and spices, packaging, and lamb casings. These ingredients are generally readily available in the market from many suppliers, Stryve believes that it can within a reasonable period of time make satisfactory alternative arrangements in the event of an interruption of supply.

Production Process.  Stryve believes that its manufacturing facility is the largest USDA approved air-dried meat manufacturing facility in the United States and that its extensive food safety procedures are proprietary. The manufacturing process for Stryve’s air-dried products generally consists of spraying whole muscle beef with vinegar, cutting it into steaks, mixing the steaks with spices, air-drying the meat, slicing and packaging finished products.

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

Storage & fulfillment. Stryve leases real property in Frisco, Texas, where it stores some finished product and conducts its fulfillment operations. Stryve leases approximately 70,928 square feet of floor space within the Frisco, Texas property to serve as a distribution center. Stryve fulfills the majority of its orders from its facility in Frisco, Texas, using commercial freight carriers. Stryve fulfills certain orders by key customers through a retail consolidator. Stryve also partners with Amazon to fulfill its direct-to-consumer sales made on the Amazon platform.

Distribution

Stryve distributes its products through a number of channels:

Retailers. Stryve distributes, either directly or through a distributor, its products in major retail channels, primarily in North America, including mass, convenience, grocery, club stores, and other retail outlets. Growing distribution is a key strategy for Stryve. Despite the Company's historical success at gaining points of distribution, its brands are not ubiquitously available in stores. Gaining retail distribution will help support net sales growth as well as allow for more efficient marketing spend as consumers will have more opportunities to buy the Company's products. Sales to Stryve’s largest retailers, Costco Wholesale Corporation and Walmart Inc. represented 30% and 12%, respectively of its net sales during the year ended December 31, 2022. Sales to Costco Wholesale Corporation and Walmart Inc. represented 7% and 10%, respectively, of its sales during the year ended December 31, 2021. Stryve continued to deepen its relationship with customers throughout 2022.

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

Employees

As of December 31, 2022, Stryve employed approximately 156 employees, with 27 employees in corporate positions and 129 employed in manufacturing and warehousing. None of Stryve’s employees are subject to a collective bargaining agreement and Stryve believes its overall relations with its workforce is good.

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

Talent and Development: Stryve’s management is focused on attracting the best talent, recognizing and rewarding their performance, while continually developing, engaging and retaining them. Stryve focuses on creating a strong team atmosphere that shares the Company’s mission, vision and business goals while promoting a positive, engaging Company culture. Stryve’s culture is built on five core values: passion, quality, teamwork, impact and fun. The Stryve talent and development philosophy promotes the understanding that everyone has a role to play in driving business results and that everyone is a leader regardless of title or position.

International

Currently, Stryve’s operations are solely in the United States. However, it sells a limited number of products internationally in Canada and Mexico that are shipped from its distribution facility in Texas.

Executive Officers and Directors of the Company

Set forth below are the names, ages and positions of each of the individuals who serve as our directors and executive officers as of April 10, 2023:

Name	Age	Position
Executive Officers
Christopher Boever	55	Chief Executive Officer
R. Alex Hawkins	37	Chief Financial Officer
Non-Employee Directors
Ted Casey	53	Chairman of the Board
Kevin Vivian	64	Director
B. Luke Weil	43	Director
Mauricio Orellana	58	Director
Robert “Bo” D. Ramsey III	42	Director
Gregory S. Christenson	55	Director
Chris Whitehair	57	Director

Executive Officers

Christopher Boever. In May 2022, Christopher Boever was appointed Chief Executive Officer and a Director of the Company. Prior to Stryve, Mr. Boever served as the Executive Vice President and Chief Commercial Officer of The Hain Celestial Group, Inc. from February 2020 until May 2022, and previously served as its Executive Vice President and Chief Customer Officer from January 2019 to February 2020. From 2011 to January 2018, Mr. Boever was Executive Vice President, Chief Customer Officer and President of Foodservice of Pinnacle Foods Inc. Prior to Pinnacle Foods, Inc, Mr. Boever served in roles of increasing responsibility in strategic planning, operations management and sales at Conagra Brands, Inc. from 2007 to 2011 and at Hormel Foods Corporation from 1991 to 2007. Mr. Boever received a bachelor’s degree in Marketing from the University of Wisconsin – Whitewater along with continuing education programs at University of Southern California, Stanford University and the University of Minnesota. He currently sits on the Board of Directors for Snack it Forward and the Food Marketing Institute. We believe Mr. Boever is qualified to serve on the Company’s Board due to his years of experience as an executive in the consumer packaged foods industry.

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

Robert “Bo” D. Ramsey III. Since the consummation of the Business Combination, Mr. Ramsey has served as a member of the Company’s Board. Mr. Ramsey has served as a director of Stryve since April 2019. Mr. Ramsey has served as the Chief Investment Officer for Oxford Financial Group, Ltd. since February 2021 and as also services as the firm's Co-Managing Partner. Prior to joining Oxford, he served as Co-Chief Investment Officer at Pendyne Capital, LLC from February 2020 through February 2021, where he managed alternative investment portfolios, after having worked there since October 2017. Prior to his time at Pendyne Capital, Mr. Ramsey was Deputy Chief Investment Officer at Indiana Public Retirement System from July 2016 through October 2017 after having worked there since April 2012. Mr. Ramsey received his Bachelor of Science and his MBA from Indiana University Kelley School of Business. He received his J.D. from Indiana University McKinney School of Law, where he graduated cum laude. He is a Chartered Financial Analyst and a Chartered Alternative Investment Analyst. Mr. Ramsey is a Board Member and Investment Committee Member of the Indianapolis Symphony Orchestra Foundation, an Advisory Board Member of Pacenote Capital, LLC and a Board Member of Top Echelon Software, Polywood, LLC, Innovative Displayworks, Inc., and Tile Redi, LLC. We believe Mr. Ramsey is qualified to serve on the Company’s Board due to his extensive experience as an investment manager.

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

Chris Whitehair has served as a member of the Board since November 2022. Mr. Whitehair currently serves as Senior Vice President of Supply Chain and Operations for SunOpta. Mr. Whitehair was previously Senior Vice President of Operations since joining SunOpta in April 2017. Prior to his role at SunOpta, Mr. Whitehair was Senior Vice President of Operations at Treehouse Foods since 2015. Before joining Treehouse Foods, Mr. Whitehair was employed by Conagra Foods as Vice President of Operations and Supply Chain for Private Brands from 2012 to 2015 and Vice President of Operations for Snacks and International from 2005 to 2012. Mr. Whitehair also served in various leadership positions of increasing responsibilities with Quaker Oats and General Mills from 1988 to 1999. Mr. Whitehair earned a B.S. in Milling Science from Kansas State University. We believe Mr. Whitehair is qualified to serve on the Company’s Board due to his years of experience as an executive in the consumer packaged foods industry.

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

Our principal executive offices are located at 5801 Tennyson Parkway, Suite 275, Plano, Texas 75024, and our telephone number is (972) 987-5130. Our website address is www.stryve.com. We are required to file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risks Related to Stryve’s Business, Brand, Products and Industry

•
Stryve has a history of losses and may be unable to achieve or sustain profitability.
•
Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
•
Stryve may need additional capital and it may not be available on acceptable terms or at all.
•
General economic or geopolitical conditions, including inflationary conditions, Russia's invasion of Ukraine and the impact of pandemics such as COVID-19, may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect Stryve's business, financial condition and results of operations.
•
Beef, other raw material and packaging costs can be volatile and have recently risen significantly as a result of inflation, supply chain issues, COVID-19 and other factors, which negatively impact the ability of Stryve to achieve profitability and its gross margins.
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

•
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.
•
The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.
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
•
A cybersecurity incident or other technology disruptions could negatively impact Stryve's business, financial condition, results of operations and relationships with customers.
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

Stryve has experienced net losses since its inception. In the years ended December 31, 2022 and 2021, Stryve incurred net losses of $33.2 million and $32.0 million, respectively. Stryve acknowledges that its operating expenses and capital expenditures may increase in the foreseeable future as it continues to increase its customer base and supplier network, expand its product offerings and brands, expand marketing channels, invest in facilities, hire additional employees and enhance technology and production capabilities. The efforts to grow may prove more expensive than anticipated, and Stryve may not succeed in increasing its revenues and margins sufficiently to offset the potentially increased expenses. In addition, many of Stryve’s expenses, including certain costs associated with its existing and any future manufacturing facilities, are fixed and may impact Stryve's ability to reduce its losses. Accordingly, Stryve may not be able to achieve or sustain profitability and it may incur significant losses for the foreseeable future.

Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.

We incurred net losses of $33.1 million and $32.0 million for the years ended December 31, 2022 and 2021, respectively, and have an accumulated deficit of approximately $117.3 million from the inception of the Company prior to the Business Combination through December 31, 2022. Our consolidated financial statements for the year ended December 31, 2022 are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued and based on an evaluation of the conditions described in Item 7 – Liquidity and Capital Resources and Note 2 – Liquidity to our consolidated financial statements included elsewhere in this Form 10-K, such conditions raise substantial doubt about our ability to continue as a going concern.

In May of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management thoughtfully reviewed the business, strategy, near-term prospects, and its path to profitability. We examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. Moving forward, we believe our optimized spending plan will begin to materially benefit from portfolio-wide price increases and productivity initiatives throughout our supply chain. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward. Based on the actions we have taken and those we plan to take, we believe we have alleviated the substantial doubt previously described and have sufficient liquidity to meet our obligations as they become due over the next twelve months, however, there can be no assurance, that we will be successful in completing such actions and realizing the anticipated cost savings.

Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some of our operations, which could materially harm our business, financial condition and results of operations.

The substantial doubt about our ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, may impact our ability to raise additional capital and may impact our ability to comply going forward with covenants in our debt agreements.

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

General economic or geopolitical conditions, including inflationary conditions, Russia's invasion of Ukraine and the impact of pandemics such as COVID-19, may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect Stryve's business, financial condition and results of operations.

Stryve's overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict, such as the future expectations in this inflationary environment. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia’s invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could also materially and adversely affect its business, financial condition and results of operations.

Adverse and uncertain economic conditions, such as those caused by inflation or the COVID-19 pandemic, may impact distributor, retailer and consumer demand for Stryve’s products. In addition, Stryve’s ability to manage normal commercial relationships with its suppliers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Stryve’s results of operations depend upon, among other things, its ability to maintain and increase sales volume with existing distributors and retailer customers, its ability to attract new consumers, the financial condition of its consumers, and its ability to provide products that appeal to consumers at attractive prices. Prolonged unfavorable economic conditions may have an adverse effect on Stryve’s sales and ability to achieve profitability, which could materially and adversely affect its business, financial condition and results of operations.

Beef, other raw material and packaging costs can be volatile and have recently risen significantly as a result of inflation, supply chain issues,COVID-19 and other factors, which negatively impact the ability of Stryve to achieve profitability and its gross margins.

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

Throughout 2022 and into 2023, the price volatility of beef, raw materials and other supplies Stryve purchases has increased significantly as a result of COVID-19 measures, inflation, transportation costs, the war in Ukraine and other factors. It is unclear when and whether and if such prices will normalize. Stryve may not be able to implement price increases for its products to cover any increased costs and any price increases it does implement may result in lower sales volumes. If Stryve is not successful in managing its beef, raw material and packaging costs, or if it is unable to increase prices to cover increased costs and maintain the Company's gross margins or if such price increases reduce sales volumes, then such increases in costs will adversely affect its business, profitability, gross margins, financial condition and results of operations.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

Although we generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently have cash and cash equivalents deposited in Origin Bank significantly in excess of federally insured levels where we currently hold approximately 90% of our cash. The domestic bank deposit balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.

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

Dried meat snack products have been the focal point of Stryve’s sales, product development and marketing efforts and Stryve believes that such products will continue to constitute the primary portion of its sales and cash flow for the foreseeable future. Any change in consumer perceptions or negative developments associated with the consumption, safety, health or benefits of the human consumption of meat, including but not limited to biltong and beef jerky products, could cause a decrease in demand for air dried meat or meat products in general, which would negatively impact Stryve’s business and operations. Stryve may also be unable to convince healthy snackers to try its meat snack products. In addition, Stryve cannot be certain that it will be able to expand to new product offerings, as the food industry in general involves evolving consumer preferences and new and changing nutritional and health-related concerns. If Stryve is unable to identify and react appropriately to changes in consumer trends, demands and preferences, it may experience reduced demand and price reduction for its products, which could materially and adversely affect its business, financial condition and results of operations.

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

Stryve’s success is substantially dependent on the continued service of certain members of its senior management, including its Chief Executive Officer, Christopher Boever, and its Chief Financial Officer, Alex Hawkins. These executives have been primarily responsible for determining the strategic direction of Stryve’s business and for executing its growth strategy and are integral to its brand, culture and the reputation it enjoys with suppliers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on Stryve’s business, financial condition and results of operations, as it may not be able to find suitable individuals to replace them on a timely basis, if at all.

Stryve may enter into acquisitions or joint ventures and it may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

Stryve may pursue acquisitions or joint ventures involving products that complement its existing products, as well as brands in new categories and new geographies, to expand its business to include other nutritional snacks and potentially other food products. Stryve may not be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions it may complete.

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

A cybersecurity incident or other technology disruptions could negatively impact Stryve's business, financial condition, results of operations and relationships with customers.

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

Stryve must hire, retain and develop key employees at its corporate office and, manufacturing and warehouse facilities. Stryve competes to hire new personnel with the variety of skills needed to manufacture, sell and distribute our products. Unplanned or increased turnover of employees with key capabilities, failure to attract and develop personnel with key capabilities, including emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions or to hire and retain a workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. Our success depends to a significant degree upon the continued contributions of key employees.

The labor market has become increasingly tight and competitive and we may face sudden and unforeseen challenges in the availability of labor, such as we have experienced during the COVID-19 pandemic. A sustained labor shortage or increased turnover rates within our workforce caused by COVID-19 or related policies and mandates, or as a result of general macroeconomic factors, have led and could in the future lead to production or shipping delays, increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Our ability to recruit and retain key employees could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working or other matters.

If Stryve is unable to continue to attract and retain key employees, it could have a material adverse effect on Stryve’s business, results of operations, and financial condition.

Stryve could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations.

Stryve could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations and changes in tax law could reduce its after-tax income and adversely affect its business and financial condition. For example, the United States federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of United States taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, or effect other changes that could have a material adverse effect on our financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

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

Stryve's subsidiary will be treated as a disregarded entity for United States federal income tax purposes and is wholly owned by Holdings, which will be taxed as a partnership United States federal income tax purposes. As such, both Holdings and Stryve's subsidiaries will not be subject to any entity-level United States federal income tax. Instead, taxable income and taxable loss of Holdings and Stryve's subsidiaries will be allocated by Holdings, for United States federal income tax purposes, to the holders of Units of Holdings. Under the terms of the Amended Holdings Operating Agreement, Holdings is obligated to make pro rata tax distributions to holders of Units of Holdings calculated at certain assumed rates. In addition to tax expenses, Stryve will also incur expenses related to its operations, including payment obligations under the Tax Receivables Agreement, which could be significant and some of which will be reimbursed (excluding payment obligations under the Tax Receivables Agreement). For so long as Stryve is the Managing Member (as defined in the Amended Holdings Operating Agreement) of Holdings, Stryve intends to cause Holdings to make ordinary distributions and tax distributions to the holders of Units of Holdings on a pro rata basis in amounts sufficient to enable Stryve to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivables Agreement and dividends, if any, declared by Stryve. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Holdings and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained any debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. To the extent Stryve is unable to make payments under the Tax Receivables Agreement for any reason, such payments will be deferred and will accrue interest until paid. Additionally, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivables Agreement and therefore accelerate payments under the Tax Receivables Agreement, which could be substantial.

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

The Tax Receivables Agreement ("TRA") requires Stryve to make cash payments to the TRA Holders in respect of certain tax benefits and such payments may be substantial. In certain cases, payments under the Tax Receivables Agreement may (i) exceed any actual tax benefits the Tax Group realizes or (ii) be accelerated.

At the Closing of the Business Combination, Stryve, Holdings and Seller entered into the Tax Receivables Agreement. Pursuant to the Tax Receivables Agreement, Stryve will generally be required to pay the TRA Holders 85% of the amount of savings, if any, in United States federal, state, local, and foreign taxes that are based on, or measured with respect to, net income or profits, and any interest related thereto that the Tax Group realize, or are deemed to realize, as a result of certain Tax Attributes, which include:

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

Payments under the Tax Receivables Agreement will be Stryve's obligations and not obligations of Holdings. Any actual increase in Stryve's allocatable share of Holdings and its relevant subsidiaries’ tax basis in relevant assets, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of an exchange of Seller Consideration Units by a TRA Holder pursuant to the terms of the Amended Holdings Operating Agreement and the amount and timing of the recognition of the Tax Group’s income for applicable tax purposes. While many of the factors that will determine the amount of payments that Stryve will be required to make under the Tax Receivables Agreement are outside of Stryve's control, Stryve expects that the aggregate payments it will be required to make under the Tax Receivables Agreement could be substantial and, if those payments substantially exceed the tax benefit Stryve realizes in a given year or in the aggregate, could have an adverse effect on its financial condition, which may be material.

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

Regulatory Risks

The loss of Stryve’s USDA grant of inspection from its facility would materially adversely impact its business, financial condition and results of operations.t

Stryve has been granted a full grant of inspection with respect to its manufacturing facility in Oklahoma which allows Stryve to manufacture and produce its products. Stryve’s operations at its Oklahoma facility require inspections conducted under the supervision of a USDA inspector and requires Stryve to meet certain regulatory requirements including but not limited to having a written Hazard Analysis Critical Control Points (HACCP) plan, sanitation Standard Operating Procedures (SOPs) and other regulatory requirements. If Stryve were to lose such grant of inspection, Stryve would be unable to operate its manufacturing facility in Oklahoma and the production of Stryve’s products would cease immediately due to the prohibition of production under the Federal Meat Inspection Act of processing and distributing meat without federal inspection. Given the difficulty in procuring USDA inspection approval of biltong production, it is unlikely that Stryve could procure alternative production of its biltong products in a timely fashion. As a result, the loss of its grant of inspection would have an adverse effect on Stryve’s sales and ability to achieve profitability, which could materially and adversely affect its business, financial condition and results of operations.

Stryve is subject to extensive government regulations and a failure to comply with such regulations could materially and adversely affect its business, financial condition and results of operations.

Stryve’s operations are subject to extensive regulation by the United States Department of Agriculture (USDA), the Food and Drug Administration (FDA), the Federal Trade Commission (FTC) and by other federal, state, and local authorities regarding the processing, packaging, storage, transportation, distribution, and labeling of products that are manufactured, produced and processed by it. Specifically, Stryve is subject to the requirements of the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the FDA and the Federal Meat Inspection Act and regulations promulgated thereunder by the USDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of food and food ingredients. Under this regulatory program, the FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or GMPs, and supplier verification requirements. Stryve’s processing facilities are subject to periodic inspection by federal, state and local authorities and if Stryve cannot manufacture products that conform to the strict regulatory requirements of the FDA, USDA or others, it may be subject to adverse inspection findings or enforcement actions, which could materially impact its ability to market its products or could result in a recall of a product that has already been distributed. The USDA has also issued strict regulations concerning the control of listeria monocytogenes in ready-to-eat meat and poultry products and contamination by food borne pathogens such as E. coli and salmonella and implemented a system of regulation known as the HACCP program. The HACCP program requires all meat processing plants to develop and implement sanitary operating procedures and other program requirements. OSHA oversees safety compliance and establishes certain employer responsibilities to help “assure safe and healthful working conditions” and keep the workplace free of recognized hazards or practices likely to cause death or serious injury.

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
•
competition laws;
•
anti-corruption laws, including the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the UK Bribery Act of 2010 (the “Bribery Act”);
•
economic sanctions and anti-boycott laws, including laws administered by the United States Department of Treasury, Office of Foreign Assets Control (“OFAC”) and the European Union (“EU”) and the sanctions imposed on Russia due to its recent invasion of Ukraine;
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

On August 4, 2022, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s Class A common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). As a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had been given 180 calendar days, or until January 31, 2023, to regain compliance with Rule 5550(a)(2).

On February 1, 2023, the Company received written notification from the Staff, granting the Company’s request for a 180-day extension to regain compliance with Rule 5550(a)(2). The Company now has until July 31, 2023 to meet the requirement. If at any time prior to July 31, 2023, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with Rule 5550(a)(2) during the additional 180-day extension, Nasdaq will provide written notification to the Company that its Class A common stock will be delisted. At that time, the Company may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. The Company intends to actively monitor the closing bid price of its Class A common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule under the Nasdaq Listing Rules, such as a reverse stock split.

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

The Charter and the Delaware General Corporation Law ("DGCL") contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company Board, and therefore depress the trading price of the Company’s Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company Board or taking other corporate actions, including effecting changes in management. Among other things, the Charter and the Bylaws include provisions regarding:

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act ("JOBS Act"), and have taken advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters. As a result, our shareholders may not have access to certain information they may deem important. We may remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which our total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of the issued and outstanding shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period, meaning that the occurrence of one or more of the aforementioned events or circumstances could cause our loss of that status prior to the fifth anniversary of the date of our IPO. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find the securities less attractive as a result of reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of the securities may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Stryve leases its manufacturing facility in Madill, Oklahoma that it opened in 2019. The 52,000 square foot facility sits on approximately 18 acres of land, allowing for possible, future expansion. Stryve’s corporate headquarters are located in Plano, Texas. Stryve leases the property for this corporate office, which occupies approximately 6,600 square feet. In addition, Stryve leases a distribution facility in Carrollton, Texas, which occupies approximately 8,400 square feet. In 2022, Stryve leased a distribution facility in Frisco, Texas. The purpose of the 70,928 square facility is to relocate distribution from the Madill and Carrollton facilities to this location.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and Warrants are listed on the Nasdaq Capital Market under the symbols “SNAX” and SNAXW,” respectively.

Stockholders

On April 10, 2023, there were 26,056,428 shares of our Class A common stock outstanding, held of record by 56 holders, and 10,997,500 Warrants to purchase shares of Class A common stock for $11.50 per share outstanding, held of record by 10 holders. The number of record holders does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names. We also have outstanding 10,294,118 warrants to purchase an equal number of shares of Class A common stock at an exercise price of $3.60 per share. In addition, we have 6,145,995 outstanding shares of Class V common stock, held of record by 83 holders that are convertible into shares of Class A common stock on a one for one basis as of April 10, 2023.

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

Stryve distributes its products in major retail channels, primarily in North America, including mass, convenience, grocery, club stores, and other retail outlets, as well as directly to consumers through its e-commerce websites, as well as direct to consumer through the Amazon platform.

Stryve believes increased consumer focus in the U.S. on health and wellness will continue to drive growth of the healthy snacking category and increase demand for Stryve’s products. Stryve has made substantial investments since its inception in product development, establishing its manufacturing facility, and building its marketing, sales and operations infrastructure to grow its business. As a result, Stryve has reported net losses since its inception. Stryve intends to continue to invest in productivity, product innovation, improving its supply chain, enhancing and expanding its manufacturing capabilities, and expanding its marketing and sales initiatives to drive continued growth.

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

January 2022 PIPE Transaction

On January 6, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with select accredited investors (the “2022 PIPE Investors”), relating to the issuance and sale of 2,496,934 shares of the Company’s Class A common stock and, in lieu of Class A Common Stock, pre-funded warrants to purchase 7,797,184 shares of Class A common stock (the “PIPE Pre-Funded Warrants”), and accompanying warrants (the “PIPE Warrants”) to purchase up to 10,294,118 shares of Class A common stock with an exercise price equal to $3.60 and a term of five years (the “Offering”). The Offering closed on January 11, 2022. The Class A common stock, PIPE Pre-Funded Warrants, and PIPE Warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for PIPE Pre-Funded Warrants). The Company received net proceeds from the Offering of $32.3 million. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Supply Chain Challenges & Increased Cost Environment

Beginning in the second half of 2021, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While our efforts to mitigate these challenges showed positive signs, these challenges nonetheless continued to have an impact on our financial results in 2022. We believe that many of the supply chain disruptions we experienced in our operations are temporary but that some may persist in the near term.

During most of 2022, we experienced a more expensive operating environment throughout the business, including higher prices for raw materials, packaging, transportation, storage, services, labor, and advertising than the comparable periods in 2021. We expect many of these inflationary pressures to persist in the near future, which may negatively impact our gross margins if we are unsuccessful in mitigating these through our procurement strategies and pricing initiatives. We continue to track new developments affecting these inflationary pressures as we execute on our mitigating strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, strategic sourcing, improving our manufacturing yields, investing in further automation, and rationalizing and optimizing marketing spend to drive greater returns and retail velocities.

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

Change in Management and Solidifying Strategy

In May of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management thoughtfully reviewed the business, strategy, near-term prospects, and its path to profitability. From this, management identified certain one-time write-downs for assets that were non-core to the go-forward plan as well as identified necessary write-downs of inventory and incurring one-time employee costs related to actions taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter of 2022 and continued with a tapering effect throughout the balance of the year. For comparability of the financial statements, we have identified many of these charges as non-GAAP pro-forma adjustments in calculating Adjusted EBITDA and Adjusted Earnings per Share, which are reconciled to the nearest GAAP figure below.

Strong Consumption Despite Q2 Execution Challenges and Retailer Inventory Management

From a tonnage perspective, the second quarter of 2022 was by far the largest in the Company's history. These outsized production and fulfillment volumes in Q2 2022 were primarily attributable to a limited time retailer specific savings event which placed our products in chain-wide distribution for a limited period of time tied to the event.

We faced several challenges in our execution of this brief, yet outsized, demand spike which led to short-term supply gaps in our wider distribution network which resulted in lower than target in-stock percentages at other retailers. While the deleterious effects of these execution challenges were significant, we believe they were temporary in nature as our consumption data showed strong recovery on-shelf.

However, despite these improved consumption metrics in the back-half of 2022, we experienced atypical order patterns from our retail and distribution customers in the fourth quarter. Notwithstanding orders related to new distribution pipeline fills, typically retailer and distributor order patterns closely mirror consumers' consumption of a brand's product off of the shelves. In the fourth quarter of 2022, we saw orders and consumption diverge which we believe indicates that retailers and distributors have been managing down their inventory levels. The net effect of this dynamic is two-fold for our business. First, there was a negative impact to our net sales in the fourth quarter - which we believe to be temporary as once inventories have been level-set, orders should begin to track consumption again. Second, with so much industry-wide inventory rationalization, our ability to quickly monetize our slow moving and obsolete inventory has also been impacted.

We believe these effects of this inventory rationalization to be temporary and have begun to see a normalization in order patterns late in the first quarter of 2023. Further, we have not seen an impact from this dynamic on our new distribution wins which we believe will be the primary driver of growth in our business.

Optimizing Spend and Reducing Losses

Our results in the second half of 2022 are a result of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 50.9% reduction in total operating expenses in the second half of 2022, resulting in a $11.2 million improvement in our net loss despite lower sales when comparing to the prior year period. When comparing just the fourth quarter of 2022 results year-over-year, we have achieved a $6.8 million reduction in total operating expenses (representing a 55.2% reduction) and a $7.3 million improvement in our pre-tax net loss (representing a 61.3% improvement). Moving forward, we believe our optimized spending plan will begin to materially benefit from portfolio-wide price increases and productivity initiatives throughout our supply chain. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, we acknowledge that meaningful portion of net sales in the prior year fourth quarter came from products, customers, and/or channels that have been rationalized. Despite the negative impact to net sales that this rationalization has had, our most valuable revenues are growing meaningfully, and retail consumption of our products is strong - and importantly, our net losses are significantly improved.

Results of Operations –Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year Ended		Year Ended
	Dec 31, 2022		Dec 31, 2021

(In thousands)		% of sales		% of sales
SALES, net	$29,946	100.0%	$30,081	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	30,657	102.4%	19,814	65.9%
GROSS (LOSS) PROFIT	$(711)	(2.4)%	$10,267	34.1%

OPERATING EXPENSES
Selling expenses	$14,674	49.0%	$26,125	86.8%
Operations expense	4,392	14.7%	4,522	15.0%
Salaries and wages	10,505	35.1%	9,276	30.8%
Depreciation and amortization expense	1,961	6.5%	1,621	5.4%
(Gain) loss on disposal of fixed assets	(75)	(0.3)%	11	0.0%
Total operating expenses	31,457	105.0%	41,555	138.1%
OPERATING LOSS	(32,168)	(107.4)%	(31,288)	(104.0)%

OTHER (EXPENSE) INCOME
Interest expense	(896)	(3.0)%	(3,028)	(10.1)%
PPP loan forgiveness	0	0.0%	1,670	5.6%
Change in fair value of Private Warrants	108	0.4%	253	0.8%
Gain on debt extinguishment	0	0.0%	545	1.8%
Other (expense) income	(259)	(0.9)%	(112)	(0.4)%
Total other (expense) income	(1,047)	(3.5)%	(672)	(2.2)%
NET LOSS BEFORE INCOME TAXES	$(33,215)	(110.9)%	$(31,960)	(106.2)%

Sales, net. Net sales decreased by $0.2 million from $30.1 million during the year ended December 31, 2021 to $29.9 million during the year ended December 31, 2022 representing a reduction of (0.4)% for the comparable periods. The primary driver of the decrease in net sales was the rationalization of low-quality revenue which began in the third quarter of 2022. In addition, there were over $7.2 million in coupons, promotions, deductions, and credits incurred in throughout 2022 - over half of which were in incurred in the second quarter alone versus $3.0 million in 2021. This gross-to-net dilution of 19.3% far exceeds the prior year period's dilution of 9.0%. This increase is primarily attributable to a retailer specific savings event during our second quarter of 2022, which placed our products in chain-wide distribution for a limited period of time tied to the event and led to over $3.0 million in coupon redemptions and deductions alone.

	Year ended	Year ended
	December 31, 2022	December 31, 2021

(In thousands)
Gross Sales	$37,102	$33,054
Trade Promotions/Discounts & Credits	(7,156)	(2,972)
Sales, net	29,946	$30,082

Cost of Goods Sold. Cost of goods sold increased by $10.9 million from $19.8 million in the year ended December 31, 2021 to $30.7 million in the year ended December 31, 2022, which was primarily driven by the inflationary environment. Inflationary pressures on inputs and production yields negatively affected our cost of goods on a variable basis. Overall throughout the full year 2022 commodity beef prices exhibited higher volatility than historical norms, with such volatility beginning to show some seasonal patterns in recent years.

Gross (Loss) Profit. Gross profit decreased $11.0 million from $10.3 million in the year ended December 31, 2021 to a gross loss of $(0.7) million in the year ended December 31, 2022. As a percent of net sales, gross loss for the year ended December 31, 2022 was (2.4)% which is significantly lower than comparable period ended December 31, 2021 of 34.1%. A few primary factors contribute to this performance:

•
The pull back in DTC e-commerce paired with greater volume from traditional retail channels than in the prior year has resulted in an unfavorable price mix shift. While we acknowledge the growth prospects of brick and mortar distribution, we recognize that any mix shift away from higher margin DTC e-commerce will likely negatively influence our gross margin profile.
•
From the beginning of 2021 through the end of 2022, we experienced increasing pressure on direct labor wage rates, commodities, packaging, and overall inputs.
•
Aside from the effects of mix, there was an increase in coupons, promotions, deductions, and credits incurred throughout 2022. See discussion in the "Sales, net" section above.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $11.4 million from $26.1 million in the year ended December 31, 2021 to $14.7 million in the year ended December 31, 2022. Stryve decreased its spend with respect to its marketing efforts including digital media advertising and paid search in 2022 compared to 2021. We intend to continue to temper direct-to-consumer digital advertising spending for the foreseeable future in favor of increasing our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on its marketing expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend. Additionally, as part of management's go-forward plan, certain non-core assets were written down or reserved against in 2022. This includes fully reserving against approximately $1.5 million of prepaid media assets on the balance sheet.
•
Operations expenses. Operations expenses decreased by $0.1 million from the year ended December 31, 2021 as compared to the year ended December 31, 2022. The productivity initiatives as well as a shift in mix from DTC web fulfillment to more efficient wholesale fulfillment contributed to this change in the year ended December 31, 2022 as compared to the year ended December 31, 2021.

•
Salaries and wages. Salaries and wages increased $1.2 million from the year ended December 31, 2021 compared to the year ended December 31, 2022, increasing from $9.3 million to $10.5 million. This increase is in part attributable to retention bonus compensation related to a prior acquisition as well as to key contributors within the organization. Further, the 2022 results include an accrual of approximately $1.0 million of non-recurring compensation expense that relate to the Company's Business Combination. Additionally, the Company incurred $0.8 million of non-cash, stock-based compensation expense throughout 2022 which was not present during the period of 2021 when Stryve was still a private company. Despite these increases year over year, average employee headcount was reduced in 2022 as compared to 2021, and we anticipate that these expenses will be further optimized to align with the Company's go forward strategy to maximize productivity.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.4 million from the year ended December 31, 2021 compared to the year ended December 31, 2022 and is primarily attributable to the timing of capital expenditures and dispositions of assets.

Operating Loss. Operating loss increased by $0.9 million from $31.3 million for the year ended December 31, 2021 to $32.2 million for the year ended December 31, 2022 and is primarily attributable to the significant reduction in gross profit and certain significant one-time restructuring charges occurring in the first half of 2022, as described above.

Interest Expense. Interest expense decreased by $2.1 million from $3.0 million for the year ended December 31, 2021 to $0.9 million for the year ended December 31, 2022. While we relied, in part, on debt capital to support the business throughout the first half of 2021, we significantly deleveraged the business upon the consummation of the Business Combination in the third quarter of 2021 thus reducing the overall interest expense of the business year-over-year.

Net Loss Before Income Taxes. Net loss increased $1.2 million from $32.0 million for the year ended December 31, 2021 to $33.2 million for the year ended December 31, 2022 and is primarily attributable to the significant reduction in gross profit and certain significant one-time restructuring charges occurring in the first half of 2022, as described above.

Non-GAAP Financial Measures

We use non-GAAP financial measures and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses EBITDA, Adjusted EBITDA, and Adjusted Earnings per Share to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on these non-GAAP measures and the non-GAAP adjustments that the management team makes in the definition of EBITDA, Adjusted EBITDA, and Adjusted Earnings per Share. We believe these non-GAAP measures should be considered along with Net Loss Before Income Taxes and Net Loss, the most closely related GAAP financial measure. Reconciliations between EBITDA, Adjusted EBITDA, Adjusted Earnings per Share, Net Loss Before Income Taxes, and Net Loss are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA. Stryve defines EBITDA as Net Loss before Interest Expense, Income Tax (Benefit) Expense, and Depreciation and Amortization Expense.

Adjusted EBITDA. Stryve defines Adjusted EBITDA as EBITDA adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is Net Loss Before Income Taxes, for the three and twelve months ended December 31, 2022 and 2021.

	Year ended	Year ended	Three Month Period Ended	Three Month Period Ended
	December 31, 2022	December 31, 2021	Dec 31, 2022	Dec 31, 2021

(In thousands)
Net loss before income taxes	$(33,215)	$(31,960)	$(4,617)	$(11,927)
Interest expense	896	3,028	337	$313
Depreciation and amortization expense	1,961	1,621	495	$428
EBITDA	$(30,358)	$(27,311)	$(3,785)	$(11,186)
Additional Adjustments*:
PPP loan forgiveness	—	(1,670)	—	—
Severances and One-Time Employee Related Costs	1,713	—	82	—
One-Time Reserves and Write Downs	2,562	—	—	—
Stock based compensation expense	1,052	550	242	550
Non-cash compensation expense	—	1,701	—	—
Comparability adjustment - Public vs. Private	—	(1,049)	—	—
Adjusted EBITDA	$(25,031)	$(27,779)	$(3,461)	$(10,636)

Adjusted EBITDA. The Company reduced its negative Adjusted EBITDA by 67.5% when comparing the three months ended December 31, 2022 and 2021 with a $7.2 million improvement year-over-year driven by the Company's improved gross margins and rationalized spending. Stryve decreased its negative Adjusted EBITDA during the twelve months ended December 31, 2022 from $(27.8) million to $(25.0) million.

*Additional Adjustments to EBITDA:

PPP Loan Forgiveness: The Company secured a Paycheck Protection Program loan in April of 2020 which was fully forgiven in the first quarter of 2021. The forgiveness of $1.7 million of principal and interest resulted in a gain during the year ended December 31, 2021. This item is one-time and has been adjusted out of Other (Expense) Income to provide better comparability of results.

Severances and One-Time Employee Related Costs: The Company incurred certain one-time charges related to employees, including severances, one-time payments, and recruiting fees, throughout the reorganization process in the year ending December 31, 2022.

One-Time Reserves and Write Downs: As part of management's go-forward plan, certain non-core assets were written down or reserved against in 2022. This includes the write down of approximately $1.5 million of pre-paid media, reserves for non-core SKUs, and other non-recurring items. These non-recurring expenses have been adjusted out to provide better comparability of results.

Non-Cash Compensation Expense: The Company incurred significant one-time non-cash compensation expense in the year ending December 31, 2021 stemming from notes receivable which were forgiven in conjunction with the Business Combination. These charges have been adjusted out of the comparable periods to improve the comparability of results.

Comparability Adjustment - Public vs Private: For the duration of the six-month period ended June 30, 2021, Stryve was a private company. The Company consummated the Business Combination on July 20, 2021. As a public company, the Company incurs significant expenses by virtue of being public. These public company expenses affect the comparability of results between the periods shown. Accordingly, these public company expenses have been added to the twelve months ending December 31, 2021, to adjust for comparative purposes. These expenses include public filing fees and preparation services, the extra cost of directors & officers insurance for public companies, and board fees.

	Year Ended	Year Ended	Three Month Period Ended	Three Month Period Ended
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021

(In thousands except share and per share information)
Net loss	$(33,140)	$(31,990)	$(4,505)	$(11,957)
Weighted average shares outstanding	30,722,769	14,821,319	31,180,959	20,585,732
Basic & Diluted Net Loss per Share	$(1.08)	$(2.16)	$(0.14)	$(0.58)
Additional Adjustments*:
PPP loan forgiveness	—	(0.11)	—	—
Severances and One-Time Employee Related Costs	0.06	—	0.00	—
One-Time Reserves and Write Downs	0.08	—	—	—
Stock based compensation expense	0.03	0.04	0.01	0.03
Non-cash compensation expense	—	0.11	—	—
Comparability adjustment - Public vs. Private	—	(0.07)	—	—
Adjusted Earnings per Share	$(0.91)	$(2.19)	$(0.13)	$(0.55)

* Information regarding these adjustments can be found in the Additional Adjustments to EBITDA section above.

Liquidity and Capital Resources

Overview. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. For the year ended December 31, 2022, we incurred an operating loss of $32.2 million and used cash in operations of $28.6 million. As of December 31, 2022, we have working capital of $5.8 million which compares to the $3.2 working capital we maintained as of December 31, 2021.

Late in the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $15.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $1.3 million (net of repayments) of the asset based line of credit as of December 31, 2022. See Note 9 to our financial statements included herein for a description of the asset based line of credit and Note 10 for a description of the term loan.

In late 2022, we invested more heavily into our inventories than our sales volumes would indicate as being required. Given that prevailing beef prices were rising at the time, this investment in inventory was driven in part by opportunistic commodity beef purchases made towards the end of the third quarter of 2022 to secure attractive pricing ahead of the ramp in prices. While this endeavor helped to insulate us from the increased commodity market in the fourth quarter of 2022, it came at a cost of dedicating a portion of our liquidity. We have also experienced a slower sell-through of our rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized, slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022 and early in the first quarter of 2023, we experienced irregular order patterns from our retail and distribution customers due to what we believe to be working capital management activities not specific to our products in which retailers and distributors may have sought to bring down their inventory levels broadly.

In 2023, we have had to make significant investments in our working capital to support increased distribution with marquee retailers coming online in the second quarter of the year. Many of these distribution resets have been secured in large part due to our new packaging design. Accordingly, we have had to build and project continuing to build net new inventories to support these upcoming resets. This investment in inventory ahead of sales has put pressure on our liquidity position given the structure and terms of our credit facilities and has required us to seek external financing. While we anticipate the increased volumes will result in improved financial results and a significantly narrowed cash loss, we do anticipate continued growth which, depending on the rate of growth, may require more external financing.

We are currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some of our operations, which could materially harm our business, financial condition and results of operations.

Notwithstanding the foregoing, we have examined spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact was a 55.2% reduction in total operating expenses leading to a $7.3 million improvement in our pre-tax net loss despite lower sales when comparing the fourth quarter of 2022 versus the fourth quarter of 2021. Further, we have instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful price increases in 2022. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals. We also anticipate reducing our inventory levels throughout 2023 which would be a near-term source of liquidity.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the consolidated financial statements for the year ended December 31, 2022 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. We are in late-stage discussion with a number of parties regarding a near-term cash infusion to the business to support our operations and growth. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms.

Cash Flows. The following tables show summary cash flows information for the year ended December 31:

(In thousands)	2022	2021

Net cash used in operating activities	$(28,649)	$(38,241)
Net cash used in investing activities	(3,635)	(1,368)
Net cash provided by financing activities	30,690	41,235
Net (decrease) increase in cash and cash equivalents	$(1,594)	$1,626

Net Cash used in Operating Activities. Net cash used in operating activities decreased $9.6 million from $38.2 million through the year ended December 31, 2021 compared to $28.6 million through the year ended December 31, 2022. The majority of this decrease is attributable to a decreased investment in net working capital year over year.

Net Cash used in Investing Activities. Net cash used in investing activities increased from $1.4 million in the year ended December 31, 2021 to $3.6 million in the year ended December 31, 2022, representing a $2.2 million increase in cash consumed when comparing the same period year over year. This increase is primarily attributable to capital investments made to Stryve's manufacturing facility to augment our capacities and capabilities. We anticipate continued investment in manufacturing and fulfillment assets moving forward, in order to ensure we have adequate run rate capacities to meet the potential demand for our products.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $10.5 million less cash in the year ended December 31, 2022 compared to the year ended December 31, 2021. In the year ended December 31, 2021, we generated cash from financing activities of $41.2 million from a combination of the issuance of the Bridge Notes, short-term borrowings, and the consummation of the transactions in connection with the Business Combination, offset by the repayment of debt. In the year ended December 31, 2022, we generated cash from financing activities of $30.7 million from a combination of an equity capital raise, the issuance of a term loan, short-term borrowings, offset by repayment of debt.

Debt and credit facilities. Our debt and credit facilities are more fully described in Notes 9 and 10 to our financial statements included herein. The information below represents an overview of the Company’s debt and credit facilities. On January 28, 2022, we paid off approximately $6.8 million of outstanding principal and interest owed to Origin Bank.

The Company’s outstanding indebtedness as of December 31 is as follows:

(In thousands)	2022	2021
Long term debt	$4,035	$1,567
Short term debt	725	2,000
Line of credit	1,257	3,500
Total notes payable	6,017	7,067
Less: current portion	(969)	(3,447)
Less: debt issuance costs	(305)	—
Less: line of credit	(1,046)	(3,500)
Total notes payable, net of current portion	$3,697	$120

Future minimum principal payments on the notes payable as of December 31, 2022, are as follows for the years ending December 31:

(In thousands)
2023	$2,227
2024	336
2025	609
2026	1,194
2027	1,651
$6,017

Certain Factors Affecting Our Performance

Stryve’s management believes that the Company’s future performance will depend on many factors, including the following:

Ability to Expand Distribution in both Online and Traditional Retail Channels. Stryve’s products are sold through a growing number of traditional retail channels where the Company has an opportunity to acquire new consumers. Traditional retail channels include mass stores, grocery chains, natural food outlets, club stores, convenience stores, and drug stores, all either direct or through distribution partners. Stryve works closely with retailers to establish plans for distribution expansion and promotional opportunities. Stryve is also growing its consumer base through both paid and organic means both online as well. Online consumer acquisitions typically occur through the Company’s portfolio of DTC e-commerce websites and Amazon.com. The Company’s online consumer acquisition program includes paid and unpaid social media, search, and display media.

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

Seasonality. Because Stryve is so early in its lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting its business. Any evidence of seasonality is not clearly discernible from the Company’s historical growth. However, understanding potential trends in seasonality will be key in Stryve’s management of its expenses, liquidity, and working capital.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have various contractual obligations and other commitments that require payments at certain specified periods. The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payments due by period
(In thousands)	Less than 1 Year	1 to 3 years	4 to 5 years	6 years and beyond	Total
Operating lease obligations	$909	$1,745	$1,476	$5,557	$9,687
Financing lease obligations	743	1,531	$1,592	4,716	8,582
Total contractual obligations	$1,652	$3,276	$3,068	$10,273	$18,269

Stryve is also responsible for all monthly expenses related to the leased facilities, including insurance premiums, taxes and other expenses, such as utilities.

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

As of and for the year ended December 31, 2022, customer and vendor concentrations in excess of 10% consolidated sales, purchases, accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	30%	—	—	—
Customer B	—	—	27%	—
Customer C	12%	—	10%	—
Customer D	—	—	10%	—
There were no vendor purchases or balances in excess of 10%	—	—	—	—

As of and for the year ended December 31, 2021, customer and vendor concentrations in excess of 10% consolidated sales, purchases, accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer C	10%	—	10%	—
Customer E	—	—	19%	—
Customer F	12%	—	15%	—
There were no vendor purchases or balances in excess of 10%	—	—	—	—

Interest rate risk. Stryve is subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, are not currently but may be used for the purpose of managing fluctuating interest rate exposures that exist from Stryve’s variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of Stryve’s interest payments, and accordingly, Stryve’s future earnings and cash flows, assuming other factors are held constant. Additionally, changes in prevailing market interest rates may affect Stryve’s ability to refinance existing debt or secure new debt financing. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to interest rate risk either directly or indirectly.

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the year ended December 31, 2022 and 2021 and therefore, the risk of this is insignificant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

Raw material risk. Stryve’s profitability depends, among other things, on its ability to anticipate and react to raw material costs, primarily beef. The price of beef and other raw materials are subject to many factors beyond Stryve’s control, including general economic conditions, inflation, processing labor shortages, cost of feed, demand, natural disasters, weather and other factors that may affect beef supply chain participants. Changes in the prices of beef and other raw materials have already negatively affected Stryve's results of operations, and any continued or further changes could have a material impact on Stryve’s business, financial condition and results of operations. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s invasion of Ukraine, may have unpredictable effects on the Company's exposure to raw material commodity risks.

Inflation risk. Inflation may impact Stryve’s revenue and cost of services and products, Stryve believes the effects of inflation on its business, financial condition and results of operations have been material to date which management hopes to alleviate through mitigating strategies. However, there can be no assurance that any mitigation strategies management employs will be effective or that its business, financial condition and results of operations will not be materially impacted by continued inflation in the future. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s invasion of Ukraine, may have unpredictable effects on the Company's exposure to inflation risk either directly or indirectly.

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

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included elsewhere in this Form 10-K.

Use of Estimates. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts and customer allowances, useful lives for depreciation and amortization, standard costs of inventory, provisions for inventory obsolescence, impairments of goodwill and long-lived assets, incremental borrowing rate for leases, warrant liabilities and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Going concern. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 2, Liquidity, for more information about our going concern assessment.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. As of December 31, 2022 and 2021, the allowance for doubtful accounts and returns and deductions totaled $117,360 and $1,236,497 respectively. Total bad debt expense for the years ended December 31, 2022 and 2021 was $372,363 and $1,078,302 respectively.

	As of December 31,
(In thousands)	2022	2021
Beginning balance	$1,236	$1,603
Provisions	717	1,154
Write-offs/ reversals	(1,836)	(1,521)
Ending balance	$117	$1,236

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the acquisition of Biltong USA Inc., and Braaitime LLC in 2018. Goodwill is accounted for in accordance with Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other. Goodwill is reviewed and tested for impairment on a reporting unit level annually.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective for periods beginning after December 15, 2019, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests.

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

1) The nature of the products and services are similar

2) The type of class of customer for products and services are similar

3) The methods used to distribute the products or provide the services are similar

4) The manner in which an entity operates and the nature of those operations is similar

The Company has concluded it has one operating segment based on the nature of products that the Company sells, an intertwined production and distribution model, the internal management structure and information that is regularly reviewed by the CEO, who is the chief operating decision maker, for the purpose of assessing performance and allocating resources. The Company also determined it has one reporting unit.

The Company assessed the recoverability of goodwill using a qualitative analysis. For the year-ended December 31, 2022, revenues for the Company (reporting unit) were consistent with the prior year and net loss improved when excluding one-time reorganization costs. In addition to reviewing the financial performance of the reporting unit, Stryve management also reviewed various events or circumstances that may affect fair value in the following categories: macroeconomic conditions, industry and market conditions, cost factors, and other relevant entity-specific events. In doing so, Stryve management determined if each event or circumstance would have an adverse, neutral, or positive impact on the business and assessed the relative impact of each.

Based on this analysis, Stryve management has determined that it is more than likely that the fair value of the reporting unit exceeds the carrying amount as of December 31, 2022. As a result, no impairments were made to Goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following information is included in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Stryve Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stryve Foods, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
April 17, 2023

STRYVE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$623,163	$2,217,191
Accounts receivable, net	2,488,693	3,113,109
Inventory, net	8,258,642	7,215,981
Prepaid media spend, net of reserve	—	450,000
Prepaid expenses and other current assets	1,550,717	2,042,711
Total current assets	12,921,215	15,038,992

Property and equipment, net	8,816,573	6,825,895
Right of use asset, net	5,009,954	767,382
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,362,024	4,604,359
Prepaid media spend, net of reserve and current portion	—	1,084,548
Other assets	—	4,192
TOTAL ASSETS	$39,559,766	$36,775,368

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,009,875	$3,097,516
Accrued expenses	1,727,555	1,634,978
Current portion of lease liability	327,915	168,482
Line of credit, net of debt issuance costs	1,046,101	3,500,000
Current portion of long-term debt	969,421	3,447,056
Total current liabilities	7,080,867	11,848,032

Long-term debt, net of current portion, net of debt issuance costs	3,696,578	119,542
Lease liability, net of current portion	4,734,128	598,900
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	1,555	67,223
Deferred stock compensation liability	89,828	71,197
Warrant liability	20,625	128,375
TOTAL LIABILITIES	23,123,581	20,333,269

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 25,727,783 and 8,633,755 shares issued and outstanding, respectively	2,572	863
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 6,299,603 and 11,502,355 shares issued and outstanding, respectively	630	1,150
Additional paid-in-capital	133,684,599	100,551,257
Accumulated deficit	(117,251,616)	(84,111,171)
TOTAL STOCKHOLDERS' EQUITY	16,436,185	16,442,099

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,559,766	$36,775,368

The accompanying notes are an integral part of these consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
SALES, net	$29,945,873	$30,081,577

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	30,656,502	19,814,287

GROSS (LOSS) PROFIT	(710,629)	10,267,290

OPERATING EXPENSES
Selling expenses	14,674,171	26,124,853
Operations expense	4,392,133	4,521,771
Salaries and wages	10,504,840	9,275,724
Depreciation and amortization expense	1,961,073	1,621,733
(Gain) loss on disposal of fixed assets	(74,741)	11,015
Total operating expenses	31,457,476	41,555,096

OPERATING LOSS	(32,168,105)	(31,287,806)

OTHER (EXPENSE) INCOME
Interest expense	(895,759)	(3,027,707)
PPP loan forgiveness	—	1,669,552
Change in fair value of Private Warrants	107,750	252,800
Gain on debt extinguishment	—	545,200
Other (expense) income	(258,853)	(111,689)
Total other (expense) income	(1,046,862)	(671,844)

NET LOSS BEFORE INCOME TAXES	(33,214,967)	(31,959,650)
Income tax (benefit) expense	(74,522)	30,272

NET LOSS	$(33,140,445)	$(31,989,922)
Loss per common share:
Basic and diluted	$(1.08)	$(2.16)

Weighted average shares outstanding:
Basic and diluted	30,722,769	14,821,319

The accompanying notes are an integral part of these consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2022 and 2021

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total

BALANCE, JANUARY 1, 2021	—	$—	10,152,020	$1,015	$42,783,367	$(52,121,249)	$(9,336,867)
Repurchase of member shares	—	—	(12,598)	(1)	(99,949)	—	(99,950)
Conversion of convertible notes & interest payable to Class V common stock	—	—	1,362,933	136	10,822,138	—	10,822,274
Recapitalization with Andina	3,409,949	341	—	—	11,571,705	—	11,572,046
PIPE raise	5,607,372	561	—	—	35,062,867	—	35,063,428
Tax impact of recapitalization	—	—	—	—	(67,223)	—	(67,223)
Pre-funded warrant	(800,000)	(80)	—	—	80	—	—
Issuance of restricted stock units	3,500	—	—	—	20,055	—	20,055
Issuance of restricted stock awards	412,934	41	—	—	458,217	—	458,258
Net loss	—	—	—	—	—	(31,989,922)	(31,989,922)
BALANCE, DECEMBER 31, 2021	8,633,755	$863	11,502,355	$1,150	$100,551,257	$(84,111,171)	$16,442,099
PIPE Investment	2,496,934	250	—	—	32,310,937	—	32,311,187
Prefunded Warrants converted into Class A Common Stock	8,596,557	860	—	—	(165)	—	695
Post closing adjustment of Business Combination Agreement	—	—	—	—	(238,089)	—	(238,089)
Exchange of Class B units and Class V shares for Class A shares	5,202,752	520	(5,202,752)	(520)	—	—	—
Issuance of restricted stock awards	741,268	74	—	—	662,185	—	662,259
Issuance of restricted stock units	56,517	5	—	—	398,474	—	398,479
Net loss	—	—	—	—	—	(33,140,445)	(33,140,445)
BALANCE, DECEMBER 31, 2022	25,727,783	$2,572	6,299,603	630	133,684,599	(117,251,616)	16,436,185

The accompanying notes are an integral part of these consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,140,445)	$(31,989,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,718,739	1,376,494
Amortization of intangible assets	242,334	245,238
Amortization of debt issuance costs	29,753	532,547
Amortization of right-of-use asset	220,571	169,765
Deferred income taxes	(65,668)	—
(Gain) loss on disposal of fixed assets	(74,741)	11,015
Gain on debt extinguishment	—	(545,200)
Prepaid media reserve	1,489,028	—
Obsolete inventory reserve	538,376	—
Interest income on members loan receivable	—	(27,123)
Bad debt expense	372,363	1,078,302
Forgiveness on paycheck protection program loan	—	(1,669,552)
Stock based compensation expense	1,079,370	549,510
Change in fair value of Private Warrants	(107,750)	(252,800)
Forgiveness of Notes Receivable	—	1,700,869
Changes in operating assets and liabilities:
Accounts receivable	39,225	(3,512,350)
Inventory	(1,581,038)	(3,842,948)
Income taxes receivables and payables, net	(26,255)	10,900
Vendor deposits	4,193	30,607
Prepaid media spend	45,520	(786,885)
Prepaid expenses and other current assets	704,822	(1,490,616)
Accounts payable	(87,642)	(741,868)
Accrued liabilities	118,833	1,048,691
Operating lease obligations	(168,482)	(135,539)
Net cash used in operating activities	(28,648,894)	(38,240,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(3,758,773)	(1,435,022)
Cash received for sale of equipment	124,097	66,750
Net cash used in investing activities	(3,634,676)	(1,368,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Investment from Andina	—	36,135,517
PIPE capital raise	32,311,187	—
Exercise of Prefunded Warrants	695	—
Repurchase of member shares	—	(99,950)
Post closing adjustment of Business Combination Agreement	(238,089)	—
Borrowings on long-term debt	4,000,000	200,000
Repayments on long-term debt	(5,031,069)	(4,472,150)
Borrowings on related party debt	—	13,904,000
Repayments on related party debt	—	(7,611,366)
Borrowings on short-term debt	5,631,975	14,884,550
Repayments on short-term debt	(5,650,035)	(11,198,740)
Debt issuance costs	(335,122)	(507,167)
Net cash provided by financing activities	30,689,542	41,234,694

Net change in cash and cash equivalents	(1,594,028)	1,625,557
Cash and cash equivalents at beginning of period	2,217,191	591,634
Cash and cash equivalents at end of period	$623,163	$2,217,191
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$895,538	$2,800,004
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash retirement of Bridge Notes	$—	$10,856,964
Right-of-use assets obtained in exchange for operating lease liabilities	$4,463,143	$937,147
Non-cash commercial premium finance borrowing	$1,012,693	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

In connection with the completion of the Business Combination and as contemplated by the Business Combination Agreement, the Company: (i) issued 4,250,000 shares of Class A common stock to private placement investors for aggregate consideration of $42.5 million; (ii) issued 1,357,372 shares of Class A common stock, satisfied by the offset of $10.9 million of principal and accrued interest under outstanding unsecured promissory notes (the "Bridge Notes") issued by Stryve Foods, LLC to certain investors in a private placement on the Closing Date of the Business Combination, and (iii) 11,502,355 newly issued non-voting Class B common units of Holdings (the “Seller Consideration Units”) and voting (but non-economic) Class V common stock of the Company. In addition, the Company's ordinary shares outstanding prior to the Closing were converted into 3,409,949 shares of Class A common stock of the Company without any action of the holders. The Seller distributed the Seller Consideration Units to its members in accordance with its limited liability company agreement. On March 25, 2022, the Company finalized the post-closing adjustments under the Business Combination Agreement (the "Post-Closing Adjustment), which resulted in the release of all 115,023 escrowed shares of Class V common stock, an equal number of Holdings Class B common units, and the net payment of approximately $238,089 by the Company to the Seller.

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

Note 2 - Liquidity

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. The Company incurred net losses of approximately $33.1 million during the twelve months ending December 31, 2022. Cash used in operating activities was approximately $28.6 million for the same period. As of December 31, 2022, we have working capital of $5.8 million which compares to the $3.2 million working capital we maintained as of December 31, 2021.

Late in the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $15.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $1.3 million (net of repayments) of the asset based line of credit as of December 31, 2022. See Note 9 for a description of the asset based line of credit and Note 10 for a description of the term loan.

In late 2022, we invested more heavily into our inventories than our sales volumes would indicate as being required. Given that prevailing beef prices were rising at the time, this investment in inventory was driven in part by opportunistic commodity beef purchases made towards the end of the third quarter of 2022 to secure attractive pricing ahead of the ramp in prices. While this endeavor helped to insulate us from the increased commodity market in the fourth quarter of 2022, it came at a cost of dedicating a portion of our liquidity. We have also experienced a slower sell-through of our rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized, slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022, we experienced irregular order patterns from our retail and distribution customers due to what we believe to be working capital management activities not specific to our products in which retailers and distributors may have sought to bring down their inventory levels broadly.

In 2023, we have had to make significant investments in our working capital to support increased distribution with marquee retailers coming online in the second quarter of the year. Many of these distribution resets have been secured in large part due to our new packaging design. Accordingly, we have had to build and project continuing to build net new inventories to support these upcoming resets.

The investment in inventory ahead of sales has put pressure on our liquidity position given the structure and terms of our credit facilities and has required us to seek external financing. While we anticipate the increased volumes will result in improved financial results and a significantly narrowed cash loss, we do anticipate continued growth which, depending on the rate of growth, may require more external financing. Ultimately, these conditions, events, and general uncertainty around the current state of the capital markets has raised substantial doubt about our ability to continue as a going concern.

We are currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some of our operations, which could materially harm our business, financial condition and results of operations.

Notwithstanding the foregoing, we have examined spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals. We also anticipate reducing our inventory levels throughout 2023 which would be a near-term source of liquidity.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the consolidated financial statements for the year ended December 31, 2022 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

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

Prior period reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, the presentation of changes in operating lease right-of-use assets and operating lease liabilities to conform with the current period presentation on the consolidated statements of cash flows, and the presentation of certain amounts due from customers to conform with the current period presentation of the consolidated balance sheets.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for doubtful accounts and customer allowances, useful lives for depreciation and amortization, standard costs of inventory, provisions for inventory obsolescence, impairments of goodwill and long-lived assets, incremental borrowing rate for leases, warrant liabilities and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 2, Liquidity, for more information about our going concern assessment.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. As of December 31, 2022 and 2021, the allowance for doubtful accounts and returns and deductions totaled $117,360 and $1,236,497, respectively. Total bad debt expense for the years ended December 31, 2022 and 2021 was $372,363 and $1,078,302, respectively.

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

For the year ended December 31, the following customers represented more than 10% of consolidated sales. No vendors represented more than 10% of purchases:

	2022	2021
Customer A	30%	—
Customer C	12%	10%
Customer F	—	12%

As of December 31, the following customers represented more than 10% of accounts receivable balances. No vendors represented more than 10% of the accounts payable balance:

	2022	2021
Customer B	27%	—
Customer C	10%	10%
Customer D	10%	—
Customer E	—	19%
Customer F	—	15%

Revenue Recognition Policy

The Company manufactures and markets a broad range of protein snack products through multiple distribution channels. The products are offered through branded and private label items. Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in ASC 606, Revenue from Contracts with Customers:

(1)
Identification of the contract with a customer
(2)
Identification of the performance obligations in the contract
(3)
Determination of the transaction price
(4)
Allocation of the transaction price to the performance obligations in the contract
(5)
Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s revenue derived from the sale of branded and private label products is considered variable consideration as the contract includes discounts, rebates, incentives and other similar items. Generally, revenue is recognized at the point in time when the customer obtains control of the product, which may occur upon either shipment or delivery of the product. The payment terms of the Company’s contracts are generally net 30 to 60 days, although early pay discounts are offered to customers.

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

Performance Obligations

The Company has elected the following practical expedients provided for in ASC 606:

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

Prepaid Media Spend

In 2020, the Company entered into a bartering arrangement with an independent full-service corporate trade company, a vendor, whereas the Company will provide inventory in exchange for media credits. The Company has the right to utilize this asset as credits against future media buying services with this vendor. During 2021, the Company exchanged $836,886 of inventory for certain media credits and recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset which is included in Prepaid media spend on the accompanying consolidated balance sheets. No inventory was exchanged during 2022. The Company had $1,534,548 million of unused media credits as of December 31, 2021. The Company can utilize the credits at any time over the five year period following the dates the credits were created. The Company fully reserved for the $1,489,028 in media credits as of December 31, 2022. As the Company has significantly reduced its media spend, it is unlikely the unused media credits will be utilized prior to expiring.

The Company accounts for barter transactions under ASC Topic No. 845, Nonmonetary Transactions. Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.

Advertising Costs

In accordance with ASC 720-35, Advertising Costs, advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expenses for the years ended December 31, 2022 and 2021 were $5,740,567 and $14,488,125 respectively and are included in selling expenses in the accompanying statements of operations. Advertising costs during the year ended December 31, 2022 include the reserve of $1,489,028 in media credits.

Debt Issuance Costs

Debt issuance costs are costs incurred to obtain new debt financing. Debt issuance costs are presented in the accompanying consolidated balance sheet as a reduction in the carrying value of the debt and are accredited to interest expense using the effective interest method.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and consist primarily of building, equipment and leasehold improvements. Depreciation expense is recognized using the straight-line method over its estimated useful life of three to twenty years.

Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the equipment or improvement. Such amortization is recorded as depreciation expense in the consolidated statements of operations.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges in 2022 or 2021.

Leases

In accordance with FASB ASC Topic 842, Leases, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt, net of debt issuance costs and current maturities in the consolidated balance sheets.

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

Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in cost of goods sold or operations expense in our consolidated statements of operations depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in Interest expense, based on the effective interest method. All operating lease cash payments and interest on finance leases are presented within cash flows from operating activities and all finance lease principal payments are presented within cash flows from financing activities in our consolidated statements of cash flows.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the acquisition of Biltong USA Inc., and Braaitime LLC in 2018. Goodwill is accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is reviewed and tested for impairment on a reporting unit level annually.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective for periods beginning after December 15, 2019, with an election to adopt early. The ASU requires only a one-step qualitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value. It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. For the years ended December 31, 2022 and 2021, there was no impairment of goodwill.

Intangible Assets

On December 11, 2020, the Company’s wholly-owned subsidiary, Kalahari Snacks, LLC, entered into an asset purchase agreement with Kalahari Brands, Inc. consisting principally of its brands and marks, to acquire certain assets and liabilities of Kalahari Brands for a purchase price of $5,867,344. In terms of the asset purchase agreement, a post-closing working capital adjustment was applied to the purchase price. The adjustment of $113,237 was applied against the Kalahari Seller Note.

The brand name is accounted for in accordance with ASC 350 and amortized on a straight-line basis over 20 years and reviewed annually for impairment. For the years ended December 31, 2022 and 2021, there was no impairment of the intangible asset.

Stock Based Compensation

Stock-based compensation awards are accounted for in accordance with ASC 718, Compensation – Stock Compensation. The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures.

Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or the fair value of the awards granted on the grant date, whichever is more reliably measured. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants can be exercised for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss. For any periods prior to the Closing, basic and diluted net income (loss) per share have been retroactively adjusted to reflect the reverse recapitalization of the Company utilizing the Seller Consideration Units (adjusted as necessary to reflect the capital activity of the Company prior to the Closing) as the weighted average shares outstanding for those periods and the actual shares outstanding for any periods after the Closing all on an as exchanged basis.

As of December 31, 2022 and 2021, there were no dilutive securities. As of December 31, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2022	2021

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January Offering	10,294,118	—
Restricted Stock Awards - unvested	745,500	—
	22,037,118	10,997,500

The weighted average number of shares outstanding for purposes of per share calculations includes the pre-funded warrants as if they had been exercised as well as the Class B and Class V shares on as-exchanged basis.

Comprehensive Income (Loss)

Comprehensive loss is equal to net loss as presented in the accompanying consolidated statements of operations, as the Company did not have any other comprehensive income or loss for the periods presented.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the of Holdings and Class V common stock of the Company exchanged for Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement date of these instruments. The line of credit have fixed interest rates the Company believes reflect current market rates for notes of this nature. The Company believes the current carrying value of long-term debt approximates its fair value because the terms are comparable to similar lending arrangements in the marketplace.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

ASU 2016-02, Leases (Topic 842). In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right-of-use (“ROU”) assets and lease liabilities for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The standard was effective for the Company in 2021.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard includes multiple key provisions, including removal of certain exceptions to ASC 740,

Income Taxes, and simplification in several other areas such as accounting for a franchise tax that is partially based on income. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of this new standard did not have an impact to our disclosures.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The standard was effective for the Company in the first quarter of 2021. Adoption of this new standard did not have an impact to our disclosures.

Note 4 - Inventory, net

As of December 31, inventory consisted of the following:

	2022	2021
Raw materials	$1,614,712	$2,188,284
Work in process	308,569	2,128,894
Finished goods	6,335,361	2,898,803
Inventory, net	$8,258,642	$7,215,981

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of December 31, 2022 and 2021, the reserve for slow moving and obsolete inventory was $508,827 and $170,482, respectively.

Note 5 - Prepaid Expenses and Other Current Assets

As of December 31, prepaid expenses and other current assets consisted of the following:

	2022	2021
Insurance	$721,960	$940,588
Marketing and advertising	161,196	195,876
Vendor deposits	495,040	714,280
Other	172,521	191,967
Prepaid expenses and other current assets	$1,550,717	$2,042,711

Note 6 - Property & Equipment, net

As of December 31, property and equipment consisted of the following:

	2022	2021
Plant and equipment	$7,649,405	$6,291,019
Furniture and fixtures	42,825	41,201
Leasehold improvements	4,537,488	2,329,725
Website	111,002	111,002
Land	242,333	242,333
Building	1,399,201	1,399,200
Total cost	13,982,254	10,414,480
Less accumulated depreciation	(5,165,681)	(3,588,585)
Property and equipment, net	$8,816,573	$6,825,895

Depreciation expense for the years ended December 31, 2022 and 2021 was $1,718,739 and $1,376,494 respectively.

Note 7 – Intangible Asset, net

The intangible asset consist of the acquired brand assets of Kalahari with a carrying value of $4,849,596. As of December 31, 2022 and 2021, the intangible asset had a balance of $4,362,024 and $4,604,359, respectively. As of

December 31, 2022 and 2021, accumulated amortization related to intangible asset had a balance of $487,572 and $245,237, respectively. As of December 31, 2022, the Company estimated that the remaining useful life of the Company's intangible asset was approximately 18 years.

The estimated future amortization of intangibles subject to amortization at December 31, 2022 was as follows:

5 Year Schedule

2023	242,335
2024	242,335
2025	242,335
2026	242,335
2027	242,338
Thereafter	3,150,346

Total remaining amortization	$4,362,024

Amortization expense for the years ended December 31, 2022 and 2021 was $242,334 and $245,238, respectively.

Note 8 – Accrued Expenses

As of December 31, accrued expenses consisted of the following:

	2022	2021
Interest payable	$—	$34,612
Deferred rent	—	34,226
Payroll liabilities	1,004,142	622,619
State Taxes	154,756	10,900
Broker and commission payables	—	21,354
Marketing and advertising payables	217,075	329,530
Credit card payables	141,679	206,586
Professional fees payable	105,850	156,400
Other	104,053	218,751
Accrued expenses	$1,727,555	$1,634,978

Note 9 - Line of Credit

Origin Bank Line of Credit

The balance on the Company's existing line of credit (the "Line of Credit") was $3,500,000 as of December 31, 2021. The Line of Credit was secured by all assets of the Company and was guaranteed by certain directors of the Company. The Line of Credit was subject to certain covenants, including requirements for debt service coverage ratio, tangible net worth ratio, and liquidity requirements, as outlined in the agreement. Effective December 15, 2021, the maturity date was extended to January 31, 2022, and the waiver for debt covenants was extended to January 31, 2022. The Company paid off the Line of Credit on January 28, 2022.

Invoice Purchase and Security Agreement

On September 28, 2022, certain subsidiaries of the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the “PSA”) with Alterna Capital Solutions LLC (the “Lender”) providing for (a) the purchase by the Lender of certain of the subsidiaries’ accounts receivable, and (b) financing based upon a percentage of the value of the subsidiaries’ inventory. Pursuant to the PSA, the subsidiaries agree to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. The maximum amount potentially available to be deployed by the Lender at any given time is $15,000,000, which may be increased to an amount up to $20,000,000. Pursuant to the Inventory Finance Rider to the RSA, the subsidiaries may request advances from time to time based upon the value of the subsidiaries’ inventory.

Such advances bear interest at the current prime rate plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory.

The PSA provides for the payment of fees by the subsidiaries and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding under the PSA may be accelerated for typical defaults including, but not limited to, the failure to make when due payments, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings and the occurrence of liens against the purchased accounts receivable and collateral. The subsidiaries have granted the Lender a security interest in all of their respective personal property to secure their obligations under the PSA; provided that the Lender has a first priority security interest in the Subsidiaries’ accounts receivable, payment intangibles and inventory.

The PSA provides for an initial twenty four (24) month term, followed by automatic annual renewal terms unless the subsidiaries provide written notice pursuant to the PSA prior to the end of any term.

On December 31, 2022, $1,257,301 was borrowed under the financing agreement and is shown net of debt issuance costs of $211,200. The Company recognized approximately $28,214 in interest expense for the year ended December 31, 2022.

Note 10 - Debt

As of December 31, debt consisted of the following:

	2022	2021
Long-term debt	$4,035,529	$1,566,598
Short-term debt	724,639	2,000,000
Line of credit	1,257,301	3,500,000
Total notes payable	6,017,469	7,066,598
Less: current portion	(969,421)	(3,447,056)
Less: debt issuance costs	(305,369)	—
Less: line of credit, net of debt issuance costs	(1,046,101)	(3,500,000)
Total notes payable, net of current portion	$3,696,578	$119,542

Long-Term Debt

Outstanding as of December 31, 2022

Unless otherwise stated, collateralized loans are secured by the net book value of the assets of the Company, totaling $39,559,766 as of December 31, 2022 and $36,775,368 as of December 31, 2021

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021 through maturity on June 1, 2023. As of December 31, 2022 and 2021, the balance on this loan was $51,918 and $154,088, respectively.

Revenue Loan and Security Agreement

On September 28, 2022, the Company entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V, L.P. providing for a loan facility for the Company in the maximum amount of $6,000,000, with $4,000,000 being advanced to the Company upon execution of the Loan Agreement and up to two additional $1,000,000 advances available to the Company upon request, provided that the Company has satisfied all conditions with respect to such advance. The Loan Agreement requires monthly payments, calculated as a percentage of the Company’s revenue from the previous month (subject to an annual payment cap) with all outstanding advances and the interest (as defined in the Loan Agreement) being due at maturity on June 13, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). Interest does not accrue on advance(s) pursuant to the Loan Agreement, rather a minimum amount of interest (as defined in the Loan Agreement) is due pursuant to the terms of the Loan Agreement. The Loan Agreement further provides for the payment of fees by the Company and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding and otherwise due under the Loan Agreement may be accelerated for typical defaults including, but not limited to, the failure to make when due payments, the failure to perform any covenant, the inaccuracy of representations and warranties, and the occurrence of debtor-relief proceedings. The advances are secured by all property of the Company and is guaranteed by the Company and certain of the Company’s Subsidiaries.

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 11.4%. As of December 31, 2022, the balance on this loan was $3,983,611. The Company recognized approximately $111,547 in interest expense for the year ended December 31, 2022.

Retired during the twelve months ended December 31, 2022

On August 17, 2018, the Company entered into a promissory note agreement with Origin Bank (“CapEx”) with a limit on borrowings of $2,240,000. As of December 31, 2021, the principal amount due on the CapEx was $1,304,896, which was repaid in full.

On December 3, 2018, the Company entered into a business loan agreement with First United Bank and Trust Co. (“Loan Agreement”), for a principal balance of $89,001. The Loan Agreement called for monthly principal and interest payments of $1,664, at an interest rate of 4.49% per annum, and matures on December 15, 2023. The principal amount due on the Loan Agreement as of December 31, 2021 was $38,136, which was repaid in full.

Short-Term Debt

Outstanding as of December 31, 2022

In July 2022 the Company entered into two Commercial Premium Finance Agreements ("the Agreement") totaling $1,120,833 for an eleven-month term with interest rates of 4.64% and 5.25%. The proceeds from these transactions were used to partially fund the premiums due under some of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. As of December 31, 2022, the balance was $724,639.

Retired during the twelve months ended December 31, 2022

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

Interest expense on related party notes payable totaled $34,926 for the year ended December 31, 2021. No interest expense was recognized in 2022 as the notes payable were paid off in 2021.

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

Other Notes Payable

The Company holds various financing and lease agreements with original principal balances ranging from $20,000 through $50,000 for the year ended December 31, 2022. The vehicle financing agreements call for monthly principal and interest payments ranging from $368 through $585 and bear interest at fixed rates ranging from 3.89% through 6.81% per annum. Outstanding principal and accrued interest are due at maturity, ranging from October 12, 2022 through September 13, 2024. The principal amount due on the agreements was $102,779 as of December 31, 2021. As of December 31, 2022, the balance was paid in full.

Future minimum principal payments on the notes payable as of December 31, 2022:

2023	$2,226,722
2024	336,453
2025	608,742
2026	1,194,434
2027	1,651,118
$6,017,469

Note 11 - Income Taxes

The Company is subject to federal and state income taxes with respect to its allocatable share of any taxable income or loss of Andina Holdings, LLC, which includes operations of Stryve Foods, LLC, as well as any standalone income or loss the Company generates. Andina Holdings, LLC is treated as a partnership for federal income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Andina Holdings, LLC taxable income or loss is passed through to its members, including the Company. Despite its partnership treatment, Andina Holdings, LLC is liable for income taxes in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. Prior to the Business Combination Agreement, the loss at Stryve Foods, LLC was passed through to its members and therefore recorded no tax provision in those periods prior to the Closing Date of the Business Combination.

The components of net loss before income taxes, which includes the pre and post IPO periods were as follows:

	For the Year Ended December 31,
	2022	2021
Domestic	$(33,214,967)	$(31,959,650)
Foreign	-	-
Net Loss Before Income Taxes	$(33,214,967)	$(31,959,650)

Significant components of income tax (benefit) expense were as follows:

	For the Year Ended December 31,
	2022	2021
Current income taxes:
Federal	$-	$-
State	(8,854)	30,272
Foreign	-	-
Total current income taxes	$(8,854)	$30,272
Deferred income taxes:
Federal	$-	$-
State	(65,668)	-
Foreign	-	-
Total deferred income taxes	$(65,668)	$-
Income tax (benefit) expense	$(74,522)	$30,272

A reconciliation of income taxes computed at the United States federal statutory income tax rate of 21% to income tax (benefit) expense was as follows:

	For the Year Ended December 31,
	2022	2021
U.S. federal income taxes at statutory rate	$(6,975,143)	$(6,711,527)
State and local income tax, net of federal benefit	(830,189)	30,272
Permanent tax adjustments	-	-
Pre-IPO Income	-	3,677,549
Noncontrolling interest	2,726,960	1,700,704
FMV of Warrant	(22,628)	(53,088)
Remeasurement of TRA	-	-
Change in valuation allowance	5,170,541	1,386,362
Other	(144,063)	-
Income tax (benefit) expense	$(74,522)	$30,272

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at December 31:

	2022	2021
Deferred Tax Assets:
Investment in partnership	$6,609,360	$6,877,827
Net operating loss	6,894,644	1,575,425
163(j)	74,762	160,527
Stock based compensation	141,510	-
Other	64,044	-
Total deferred tax assets	$13,784,320	$8,613,779
Valuation allowance	(13,784,320)	(8,613,779)
Net deferred tax asset	$-	$-
Deferred Tax Liabilities:
Other	$(1,555)	$(67,223)
Total deferred tax liabilities	(1,555)	(67,223)
Net deferred tax liability	$(1,555)	$(67,223)

On March 27, 2020, the United States federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and on December 27, 2020 enacted the Consolidated Appropriations Act, 2021, neither of which had a material impact on the Company's provision for income taxes.

On August 16, 2022, the United States federal government enacted the Inflation Reduction Act of 2022. The Company does not currently expect the law to have a material impact on the Company's provision for income taxes.

Valuation Allowance

The Company recorded a valuation allowance of $13,784,320 and $8,613,779 as of December 31, 2022 and 2021, respectively. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTAs”). As of December 31, 2022 and 2021, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in Andina Holdings, LLC, federal and state operating losses and state net operating losses, and the interest expense limitation. Therefore, a valuation allowance has been recorded against the DTAs for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company has established a 100% valuation allowance against the deferred tax assets as the Company does not believe it is more likely than not that these assets will be realized. The Company's valuation allowance increased by approximately $5,170,541 and $8,613,779 in 2022 and 2021, respectively.

	2022	2021
Beginning balance	$8,613,779	$-
Charged to costs and expenses	5,170,541	1,386,362
Charged to equity	-	7,227,417
Ending balance	$13,784,320	$8,613,779

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of December 31, 2022 and 2021.

Net Operating Loss Carryforwards

The Company has United States federal tax net operating losses (NOLs) of $28,294,533 and state NOLs of $13,852,988 as of December 31, 2022. As of December 31, 2021, the Company has federal and state NOLs of $6,532,420 and $3,835,281. The federal NOLs are carried forward indefinitely and the state NOLs will expire between 2036 and 2042.

The Company is subject to taxation in the United States and various state jurisdictions. All periods since inception are subject to examination by these taxing authorities, where applicable. The Company is not currently under United States federal or state income tax examinations by tax authorities.

Tax Receivable Agreement Liability

In conjunction with the Business Combination, the Company also entered into a TRA with the Seller and Holdings. Pursuant to the TRA, the Company is required to pay the Seller 85% of the amount of savings, if any, in United States federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (a) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of December 31, 2022, there have been shares of Class B common units of Holdings and Class V common stock of the Company exchanged for Class A common stock of the Company.

The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of December 31, 2022 and 2021.

Note 12 - Shareholders’ Equity

The Company’s Amended and Restated Certificate of Incorporation (“Charter”) authorizes the issuance of 610,000,000 shares, of which 400,000,000 shares are Class A common stock, par value $0.0001 per share, 200,000,000 shares of Class V common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Warrants

Public Warrants

The Company has outstanding 10,997,500 warrants that were issued prior to the Business Combination of which 10,800,000 are referred to as public warrants and 197,500 are Private Warrants. Each warrant represents the right to purchase an equal number of shares of the Company’s Class A common stock. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50. The warrants expire on July 20, 2026.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by our initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of December 31, 2022 and 2021 there were 197,500 Private Warrants outstanding.

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

On January 6, 2022, the Company sold 2,496,934 shares of the Company’s Class A common stock, and, in lieu of common stock, pre-funded warrants to purchase 7,797,184 shares of common stock and accompanying warrants to purchase up to 10,294,118 shares of common stock (the “January Offering”). The common stock and warrants were sold at a combined purchase price of $3.40 per share (less $0.0001 per share for pre-funded warrants). Each warrant has an exercise price per share of common stock equal to $3.60 and will expire five years from the date of issuance and may be exercised on a cashless basis if a registration statement registering the shares issuable upon exercise is not effective. The Company received gross proceeds from the offering of approximately $35 million before deducting estimated offering expenses. As of December 31, 2022, the pre-funded warrants issued in the January Offering were exercised in full on a cashless basis.

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

As of December 31, 2022, 1,573,054 shares of Class A common stock remain available for issuance under the Incentive Plan.

Note 13 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of December 31, 2022, the Company had 1,573,054 shares available for grant under its stock plans. As of December 31, 2022, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,978,049 is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2022	399,000	$5.20
Added	95,000	0.68
Forfeiture	(218,819)	5.21
Vested	(76,837)	5.19
Restricted Stock at December 31, 2022	198,344	$3.23

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2022	328,500	$5.31	—	$—
Added	550,000	$1.29	369,525	$0.87
Forfeiture	(178,257)	$5.20	—	$—
Vested	(83,000)	$5.23	(257,025)	$0.89
Restricted Stock at December 31, 2022	617,243	$1.86	112,500	$0.83

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the consolidated statements of operations. For the years ended December 31, 2022 and 2021, $835,733 and $0, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the consolidated statements of operations. For the years ended December 31, 2022 and 2021, $215,977 and $549,510, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

Note 14 - Fair Value Measurements

The Company follows the guidance in ASC 820, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at December 31, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	2022	2021
Liabilities:
Warrant liability - Private Warrants	3	$20,625	$128,375

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

The key inputs into the binomial lattice model incorporating the Cox-Ross-Rubenstein methodology for the Private Warrants were as follows:

Input	December 31, 2022
Risk-free interest rate	3.0%
Dividend yield	0.0%
Selected volatility	80.0%
Exercise price	$11.50
Market stock price	$0.73

On December 31, 2022, the Private Warrants were determined to have a fair value of $0.05 per warrant for an aggregate fair value of $20,625.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2021	$128,375
Change in fair value	(107,750)
Fair value as of December 31, 2022	$20,625

Note 15 - Related Party Transactions

Loan Agreements

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

Interest expense on the Related Party Convertible Notes totaled $54,518 for the year ended December 31, 2021. The loan was paid in full during 2022; therefore, the Company recognized no interest expense in 2022.

Sale and Leaseback

On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (“Buyer”), an entity controlled by a member of the Company’s board of directors, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction”) of the Company’s manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”) for a total purchase price of $7,500,000.

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale, hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $727,171 and $417,983 during the years ended December 31, 2022, and 2021, respectively.

Other

During the years ended December 31, 2022 and 2021, the Company purchased approximately $143,420 and $258,401, respectively, in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The balance owed to the Related Party Manufacturer as of December 31, 2022 and 2021 was $0 and $70,482, respectively.

Note 16 - Commitments and Contingencies

Operating Leases

The Company held three lease agreements for office and warehouse space in Texas as of December 31, 2022. The Company’s lease contracts have remaining terms ranging from 5 years to 12 years, some of which may include options to extend the leases for up to 5 years.

For the years ended December 31, 2022 and 2021, the Company paid $279,883 and $198,538, respectively, for amounts included in the measurement of lease liabilities. Rent expense under the leases was $406,817, and $363,971, respectively, for the years ended December 31, 2022 and 2021. Rent expense includes month-to-month rental payments for facilities preceding the commencement of the lease agreement.

Other Balance Sheet information related to operating leases as of December 31 was as follows:

	2022	2021

Operating leases, Right-of-use assets, net	$5,009,954	$767,382
Weighted average remaining lease term, in years	11	5
Weighted Average Discount Rate	13%	5%

The following table presents the balance of Operating lease obligations:

Operating lease liabilities (current)	$327,915	$168,482
Operating lease liabilities (long-term)	$4,734,128	$598,900
Total operating lease liabilities	$5,062,043	$767,382

Future minimum payments required under the lease agreements as of December 31, 2022 follows:

2023	$908,863
2024	930,990
2025	814,170
2026	744,099
2027	731,627
Thereafter	5,556,817
Total Lease payments	$9,686,566
Less: Imputed interest	(4,624,523)
Present value of lease liabilities	$5,062,043

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

The Company has received a letter from a person purporting to be counsel to certain investors in Stryve LLC and the Seller, which letter alleges claims against the Company, Stryve LLC, and the Seller concerning the distribution of Stryve’s equity by the Seller in connection with the Business Combination Agreement by which Stryve acquired Stryve LLC. The Company believes that such allegations are without merit and intends to defend against any claims that may be filed on account of such allegations. The Company is not able at this time to quantify its exposure for any possible damages arising out of any such claims that may arise from these allegations.

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

Nasdaq Deficiency Letter

On August 4, 2022, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s Class A common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). As a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had been given 180 calendar days, or until January 31, 2023, to regain compliance with Rule 5550(a)(2).

On February 1, 2023, the Company received written notification from the Staff, granting the Company’s request for a 180-day extension to regain compliance with Rule 5550(a)(2). The Company now has until July 31, 2023 to meet the requirement. If at any time prior to July 31, 2023, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with Rule 5550(a)(2) during the additional 180-day extension, Nasdaq will provide written notification to the Company that its Class A common stock will be delisted. At that time, the Company may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. The Company intends to actively monitor the closing bid price of its Class A common stock and may, if appropriate, consider implementing available options to regain compliance with the Bid Price Rule under the Nasdaq Listing Rules, such as a reverse stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management’s report was not subject to attestation by our independent registered public accounting firm.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, to the extent not set forth in “Business— Executive Officers and Directors of the Company” in Item 1, will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders (the “2023 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares authorized for issuance under equity compensation plans

In connection with the Business Combination, stockholders approved the Stryve Foods, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant up to an aggregate of 2,564,960 shares of Class A common stock.

The following table summarizes the number of shares of Class A common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the 2021 Plan as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, and restricted stock units (a) (1)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	198,344	$3.23	1,573,054
Equity compensation plans not approved by security holders	—	—	—
Total	198,344	$3.23	1,573,054

(1) Excludes 950,000 performance shares.

The remaining information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1) The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows

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

3.1	First Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

3.2	Bylaws (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed in July 20, 2021)

4.1	Form of Class A Common Stock Certificate (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

4.2	Specimen Warrant Certificate (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530))

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)

4.4	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

4.5	Description of Securities

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

10.5

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

10.7

Registration Rights Agreement, dated as of January 28, 2021, by and between Andina Acquisition Corp. III and Stryve Foods Holdings, LLC. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021.)

10.8††	2021 Omnibus Incentive Plan (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.9	Exchange Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.10	Tax Receivables Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.11	Amended Holdings Operating Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.12††	Employment Agreement with Christopher J. Boever. (Incorporated by reference to Exhibit 10.1 included as part of the Registrant’s Form 8-K filed on May 11, 2022.)

10.13††	Employment Agreement with R. Alex Hawkins. (Incorporated by reference to Exhibit 10.19 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)

10.14

Purchase and Sale Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated May 26, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.15	Lease Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated June 4, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.16	Form of Director and Officer Indemnification Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.17††	Form of Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.)

10.18††	Form of Restricted Stock Unit Award Agreement. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.)

10.19	Form of Securities Purchase Agreement dated January 6, 2022. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

10.20

Invoice Purchase and Security Agreement with Alterna Capital Solutions LLC dated September 28, 2022. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022.)

10.21

Inventory Finance Rider with Alterna Capital Solutions LLC dated September 28, 2022. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022.)

10.22

Revenue Loan and Security Agreement with Decathlon Alpha V, L.P. dated September 28, 2022. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022.)

10.23	Form of Registration Rights Agreement dated January 6, 2022. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

21	List of Subsidiaries (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

23.1	Consent of Marcum LLP.

31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Stryve Foods, Inc.

Date:	April 17, 2023	/s/ Christopher Boever

Christopher Boever
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Boever	Chief Executive Officer and Director	April 17, 2023
Christopher Boever	(Principal Executive Officer)

/s/ R. Alex Hawkins	Chief Financial Officer	April 17, 2023
R. Alex Hawkins	(Principal Accounting and Financial Officer)

/s/ B. Luke Weil	Director	April 17, 2023
B. Luke Weil

/s/ Kevin Vivian	Director	April 17, 2023
Kevin Vivian

/s/ Robert Ramsey	Director	April 17, 2023
Robert Ramsey

/s/ Ted Casey	Director	April 17, 2023
Ted Casey

/s/ Mauricio Orellana	Director	April 17, 2023
Mauricio Orellana

/s/ Gregory S. Christenson	Director	April 17, 2023
Gregory S. Christenson

/s/ Chris Whitehair	Director	April 17, 2023
Chris Whitehair