Form 10-Q
period 2023-03-31
STRYVE FOODS, INC.
filed 2023-05-15
CIK 1691936

pj

...wf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38785

STRYVE FOODS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1760117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 864

Frisco, TX 75034

(Address of principal executive offices)

(972) 987-5130

(Issuer’s telephone number)

5801 Tennyson Parkway, Suite 275

Plano, TX 75024

(Former address of principal executive offices)

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

At May 8, 2023, 25,881,391 shares of the registrant’s Class A common stock, $0.0001 par value, and 6,145,995 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$376,872	$623,163
Accounts receivable, net	2,978,345	2,488,693
Inventory, net	8,250,978	8,258,642
Prepaid expenses and other current assets	1,476,647	1,550,717
Total current assets	13,082,843	12,921,215

Property and equipment, net	8,374,135	8,816,573
Right of use asset, net	4,911,128	5,009,954
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,301,441	4,362,024
TOTAL ASSETS	$39,119,547	$39,559,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,354,407	$3,009,875
Accrued expenses	2,028,435	1,727,555
Current portion of lease liability	321,920	327,915
Line of credit, net of debt issuance costs	1,652,101	1,046,101
Current portion of long-term debt	890,260	969,421
Total current liabilities	9,247,123	7,080,867

Long-term debt, net of current portion, net of debt issuance costs	5,639,000	3,696,578
Lease liability, net of current portion	4,650,513	4,734,128
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	1,555	1,555
Deferred stock compensation liability	275,351	89,828
Warrant liability	12,375	20,625
TOTAL LIABILITIES	27,325,917	23,123,581

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 25,881,391 and 25,727,783 shares issued and outstanding, respectively	2,588	2,572
Class V common stock - $0.0001 par value, 200,000,000 shares authorized, 6,145,995 and 6,299,603 shares issued and outstanding	615	630
Additional paid-in-capital	133,684,599	133,684,599
Accumulated deficit	(121,894,172)	(117,251,616)
TOTAL STOCKHOLDERS' EQUITY	11,793,630	16,436,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,119,547	$39,559,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
SALES, net	$4,646,253	$7,420,554

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	3,683,002	6,296,626

GROSS PROFIT	963,251	1,123,928

OPERATING EXPENSES
Selling expenses	1,969,010	4,026,055
Operations expense	513,589	1,230,384
Salaries and wages	2,163,152	2,585,899
Depreciation and amortization expense	551,656	444,366
Total operating expenses	5,197,407	8,286,704

OPERATING LOSS	(4,234,156)	(7,162,776)

OTHER (EXPENSE) INCOME
Interest expense	(398,945)	(188,494)
Change in fair value of Private Warrants	8,250	45,314
Other expense	(14,374)	—
Total other (expense) income	(405,069)	(143,180)

NET LOSS BEFORE INCOME TAXES	(4,639,225)	(7,305,956)
Income tax expense	3,331	7,786

NET LOSS	$(4,642,556)	$(7,313,742)
Loss per common share:
Basic and diluted	$(0.15)	$(0.25)

Weighted average shares outstanding:
Basic and diluted	31,282,710	29,758,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2023	25,727,783	$2,573	6,299,603	$630	$133,684,599	$(117,251,616)	$16,436,185
Exchange of Class B units and Class V shares for Class A shares	153,608	15	(153,608)	(15)	—	—	—
Net loss	—	—	—	—	—	(4,642,556)	(4,642,556)
BALANCE, MARCH 31, 2023	25,881,391	$2,588	6,145,995	$615	$133,684,599	$(121,894,172)	$11,793,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total

BALANCE, JANUARY 1, 2022	8,633,755	$863	11,502,355	$1,150	$100,551,257	$(84,111,171)	$16,442,099
PIPE Investment	2,496,934	250	—	—	32,310,937	—	32,311,187
Prefunded Warrants converted into Class A Common Stock	1,443,557	144	—	—	(69)	—	75
Post closing adjustment of Business Combination Agreement	—	—	—	—	(238,089)	—	(238,089)
Issuance of restricted stock awards	108,500	11	—	—	36,698	—	36,709
Net loss	—	—	—	—	—	(7,313,742)	(7,313,742)
BALANCE, MARCH 31, 2022	12,682,746	$1,268	11,502,355	$1,150	$132,660,734	$(91,424,913)	$41,238,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,642,556)	$(7,313,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	491,072	383,782
Amortization of intangible assets	60,584	60,584
Amortization of debt issuance costs	40,145	—
Amortization of right-of-use asset	98,826	48,598
Bad debt expense	73,219	55,309
Stock based compensation expense	185,524	327,759
Change in fair value of Private Warrants	(8,250)	(45,314)
Changes in operating assets and liabilities:
Accounts receivable	(562,872)	(757,632)
Inventory	7,664	(6,030,711)
Vendor deposits	—	4,193
Prepaid expenses and other current assets	74,068	68,854
Accounts payable	1,344,535	(334,513)
Accrued liabilities	300,881	(546,460)
Operating lease obligations	(89,610)	(47,871)
Net cash used in operating activities	(2,626,771)	(14,127,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(48,635)	(693,329)
Net cash used in investing activities	(48,635)	(693,329)

CASH FLOWS FROM FINANCING ACTIVITIES
PIPE capital raise	—	32,311,187
Exercise of Prefunded Warrants	—	75
Post closing adjustment of Business Combination Agreement	—	(238,089)
Borrowings on long-term debt	2,000,000	—
Repayments on long-term debt	(30,125)	(4,843,403)
Borrowings on short-term debt	3,360,187	—
Repayments on short-term debt	(2,900,947)	(2,000,000)
Net cash provided by financing activities	2,429,115	25,229,770

Net change in cash and cash equivalents	(246,291)	10,409,277
Cash and cash equivalents at beginning of period	623,163	2,217,191
Cash and cash equivalents at end of period	$376,872	$12,626,468

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$398,945	$222,458
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$291,339	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 1 - Organization and Description of Business

Stryve Foods, Inc. (“Stryve” or the “Company”) is an emerging healthy snacking company which manufactures, markets and sells highly differentiated healthy snacking products. The Company offers convenient snacks that are lower in sugar and carbohydrates and higher in protein than other snacks. The Company is headquartered in Plano, TX and recently changed its mailing address to a post office box while it navigates a potential office relocation for its corporate staff. The Company has manufacturing operations in Madill, Oklahoma and fulfillment operations in Frisco, Texas.

Note 2 - Liquidity

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from investors, in addition to bank loans. The Company's principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. The Company incurred net losses of approximately $4.6 million during the three months ended March 31, 2023. Cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2023. As of March 31, 2023, the Company has working capital excluding cash and debt of $6.3 million which compares to the $7.6 million as of December 31, 2022 and has approximately $7.8 million of indebtedness.

Late in the third quarter of 2022, the Company secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to the Company subject to performance hurdles. Additionally, the Company secured an asset based line of credit with a $15.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment the Company's liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.8 million (net of repayments) of the asset based line of credit as of March 31, 2023. See Note 5 for a description of the asset based line of credit and Note 6 for a description of the term loan.

In late 2022, the Company invested more heavily into its inventories than its sales volumes would indicate as being required. Given that prevailing beef prices were rising at the time, this investment in inventory was driven in part by opportunistic commodity beef purchases made towards the end of the third quarter of 2022 to secure attractive pricing ahead of the ramp in prices. While this endeavor helped to insulate the Company from the increased commodity market in the fourth quarter of 2022, it came at a cost of dedicating a portion of its liquidity. The Company has also experienced a slower sell-through of its rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized, slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022 and early in the first quarter of 2023, the Company experienced irregular order patterns from its retail and distribution customers due to what it believes to be working capital management activities not specific to the Company's products in which retailers and distributors may have sought to bring down their inventory levels broadly.

In 2023, the Company has had to make significant investments in its working capital to support increased distribution with marquee retailers coming online in the second quarter of the year. Many of these distribution resets have been secured in large part due to the new packaging design. Accordingly, the Company has had to build and project continuing to build net new inventories to support these upcoming resets.

The investment in inventory ahead of sales has put pressure on the Company's liquidity position given the structure and terms of its credit facilities and has required it to seek external financing. While the Company anticipates the increased volumes will result in improved financial results and a significantly narrowed cash loss, it does anticipate continued growth which, depending on the rate of growth, may require more external financing. Ultimately, these conditions, events, and general uncertainty around the current state of the capital markets has raised substantial doubt about the Company's ability to continue as a going concern.

On April 19, 2023, the Company issued an aggregate of $4,089,000 in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1,195,000 from related parties. These notes have a maturity date of December 31, 2023.

While this most recent financing has provided the Company with liquidity to support its near-term goals, given its maturity date, the Company is still evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under the Company's business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to the Company when, and in the amounts needed, it could be required to delay, scale back, or abandon some of its operations, which could materially harm its business, financial condition and results of operations.

Notwithstanding the foregoing, the Company has examined spending throughout its business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The Company has also sought to optimize its channel strategy and rationalize its customer and product portfolio to eliminate sales that detract from its profitability goals. The Company also anticipates reducing its inventory levels throughout 2023 which would be a near-term source of liquidity.

The Company has prepared cash flow forecasts which indicate that based on its expected operating losses and cash consumption due to growth in working capital, it believes that absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended March 31, 2023 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including its ability to raise sufficient capital on favorable terms, if at all.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders' equity for the periods presented. The unaudited condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022. The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

Prior period reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, the presentation of changes in operating lease right-of-use assets and operating lease liabilities to conform with the current period presentation on the condensed consolidated statements of cash flows.

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

Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Determining the extent to which conditions or events raise substantial doubt about the Company's ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. The Company's significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, the Company makes assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and its ability to continue as a going concern. The Company believes that the estimated values used in its going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 2, Liquidity, for more information about the Company's going concern assessment.

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. As of March 31, 2023, and December 31, 2022, the allowance for doubtful accounts and returns and deductions totaled $190,579 and $117,360, respectively. Total bad debt expense for the three months ended March 31, 2023 and 2022, was $73,219 and $55,309, respectively.

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

For the three months ended March 31, 2023 and 2022, the following customers and vendors represented more than 10% of consolidated sales and purchases, respectively.

	2023	2022
Customer A	23%	—
Customer B	14%	12%
Customer C	11%	11%
Customer D	—	23%
Vendor A	—	20%
Vendor B	—	11%

As of March 31, 2023 and 2022, the following customers and vendors represented more than 10% of accounts receivable and accounts payable balances, respectively.

	2023	2022
Customer A	37%	—
Customer B	11%	—
Customer C	11%	14%
Customer D	—	20%
Customer E	10%	—
Customer F	—	28%
Vendor A	—	13%
Vendor B	—	13%

Revenue Recognition Policy

The Company manufactures and markets a broad range of protein snack products through multiple distribution channels. The products are offered through branded and private label items. Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers:

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

Leases

In accordance with FASB ASC Topic 842, Leases, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt, net of debt issuance costs and current maturities in the condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Variable payments are not included in ROU assets or lease liabilities and can vary from period to period based on asset usage or the Company's proportionate share of common costs. The implicit rate within the Company's leases is generally not determinable and, therefore, the incremental borrowing rate at lease commencement is utilized to determine the present value of lease payments. The Company estimates its incremental borrowing rate based on third-party lender quotes to obtain secured debt in a like currency for a similar asset over a timeframe similar to the term of the lease. The ROU asset also includes any lease prepayments made and any initial direct costs incurred and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of 12 months or less.

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

Recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on classification as a finance or operating lease. Operating lease expense is recognized on a straight-line basis over the lease term, whereas the amortization of finance lease assets is recognized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. Operating lease expense and finance lease amortization are presented in cost of goods sold or operations expense in the consolidated statements of operations depending on the nature of the leased item. Interest expense on finance lease obligations is recorded over the lease term and is presented in interest expense, based on the effective interest method. All operating lease cash payments and interest on finance leases are presented within cash flows from operating activities and all finance lease principal payments are presented within cash flows from financing activities in the consolidated statements of cash flows.

Stock Based Compensation

Stock-based compensation awards are accounted for in accordance with ASC 718, Compensation –Stock Compensation. The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date and is adjusted to reflect actual forfeitures.

Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or the fair value of the awards granted on the grant date, whichever is more reliably measured. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Accordingly, the Company classifies the private warrants issued to Andina's original stockholders (the "Private Warrants") as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations.

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, for the three months ended March 31, 2022, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants can be exercised for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss.

As of March 31, 2023 and 2022, there were no dilutive securities. As of March 31, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2023	2022

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January Offering	10,294,118	10,294,118
Restricted Stock Awards - unvested	727,792	400,500
	22,019,410	21,692,118

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of March 31, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of March 31, 2023, there have been 5,356,360 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for and equal number of shares of Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and a line of credit. The carrying amounts of cash, accounts receivable, and accounts payable approximate their respective fair values because of the short-term maturities or expected settlement date of these instruments. The line of credit has fixed interest rates the Company believes reflect current market rates for notes of this nature. The Company believes the current carrying value of long-term debt approximates its fair value because the terms are comparable to similar lending arrangements in the marketplace.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Note 4 - Inventory, net

As of March 31, 2023, and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$1,810,084	$1,614,712
Work in process	1,459,161	308,569
Finished goods	4,981,733	6,335,361
Total Inventory, net	$8,250,978	$8,258,642

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of March 31, 2023 and December 31, 2022 the reserve for slow moving and obsolete inventory was $609,575 and $708,858 respectively.

Note 5 - Line of Credit

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

The PSA provides for the payment of fees by the subsidiaries and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding under the PSA may be accelerated for typical defaults including, but not limited to, the failure to make when due payments, the failure to perform any covenant, the inaccuracy of representations and warranties, the occurrence of debtor-relief proceedings and the occurrence of liens against the purchased accounts receivable and collateral. The subsidiaries have granted the Lender a security interest in all of their respective personal property to secure their obligations under the PSA; provided that the Lender has a first priority security interest in the Subsidiaries’ accounts receivable, payment intangibles and inventory. A named executive officer of the Company granted the Lender a security interest in certain personal property owned by the named executive officer to further secure the Company's obligations under the PSA.

The PSA provides for an initial twenty four (24) month term, followed by automatic annual renewal terms unless the subsidiaries provide written notice pursuant to the PSA prior to the end of any term.

As of March 31, 2023 and December 31, 2022, $3,829,615 and $1,257,301, respectively, was borrowed under the financing agreement. The Company recognized approximately $87,600 in interest expense for the three months ended March 31, 2023 . No amounts under the PSA were outstanding as of March 31, 2022, therefore no interest was recorded in the comparable period in prior year.

Note 6 - Debt

As of March 31, 2023 and December 31, 2022, debt consisted of the following:

	March 31, 2023	December 31, 2022
Long-term debt	$4,005,404	$4,035,529
Short-term debt	611,565	724,639
Line of credit	3,829,615	1,257,301
Total notes payable	8,446,584	6,017,469
Less: current portion	(890,260)	(969,421)
Less: debt issuance costs	(265,224)	(305,369)
Less: line of credit, net of debt issuance costs	(1,652,101)	(1,046,101)
Total notes payable, net of current portion	$5,639,000	$3,696,578

Outstanding as of March 31, 2023

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021, through maturity on June 1, 2023. As of March 31, 2023, the balance on this loan was $51,918.

The Company entered into Commercial Premium Finance Agreements ("the Agreement") with terms less than one year and with interest rates ranging from 4.64% to 7.50%. The proceeds from these transactions were used to partially fund the premiums due under some of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. As of March 31, 2023 and December 31, 2022, the combined remaining balance totaled $611,565 and $724,639, respectively. The Company recognized approximately $9,677 in interest expense for the three months ended March 31, 2023. No amounts under the Agreement were outstanding as of March 31, 2022, therefore no interest was recorded in the comparable period in prior year.

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

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 11.7%. As of March 31, 2023 and December 31, 2022, the balance on this loan was $3,953,486 and $3,983,611, respectively. The Company recognized approximately $118,073 in interest expense for the three months ended March 31, 2023. No amounts under the Loan Agreement were outstanding as of March 31, 2022, therefore no interest was recorded in the comparable period in prior year.

Future minimum principal payments on the notes payable are, as of March 31, 2023:

2023 (for the remainder of)	$2,654,539
2024	336,089
2025	608,083
2026	1,193,142
2027	1,654,732
Thereafter	2,000,000
$8,446,584

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be -0.0329%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax expense of $3,331 and $7,786 for the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023, there have been 5,356,360 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of March 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of March 31, 2023.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of March 31, 2023, there were 197,500 Private Warrants outstanding.

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

As of March 31, 2023, the Company had 1,562,810 shares of Class A common stock remain available for issuance under the Incentive Plan.

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of March 31, 2023, the Company had 1,562,810 shares available for grant under its stock plans. As of March 31, 2023, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,778,250 and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2023	198,344	$3.23
Added	—	$—
Forfeiture	(25,833)	$5.16
Vested	—	$—
Restricted Stock at March 31, 2023	172,511	$2.97

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2023	617,243	$1.86	112,500	$0.83
Added	—	$—	—	$—
Forfeiture	—	$—	—	$—
Vested	(17,708)	$2.31	—	$—
Restricted Stock at March 31, 2023	599,535	$1.81	112,500	$0.83

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, $151,689 and $281,134, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, $33,834 and $46,625, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant liability - Private Warrants	3	$12,375	$20,625

Private Warrants

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

On March 31, 2023, the Private Warrants were determined to have a fair value of $0.03 per warrant for an aggregate fair value of $12,375.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2022	$20,625
Change in fair value	(8,250)
Fair value as of March 31, 2023	$12,375

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $183,593 and $179,993 during the three months ended March 31, 2023 and 2022, respectively.

Other. During the three months ended March 31, 2023 and 2022, the Company purchased approximately $0 and $133,800, respectively, in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). There were no amounts owed to the Related Party Manufacturer as of March 31, 2023 and December 31, 2022.

Note 12 - Commitments and Contingencies

Litigation

On March 29, 2022, one of the investors in Stryve’s January 2022 private offering sent the Company a letter alleging that the Company has breached “the representations and warranties the Company” made to investors in the definitive agreement. Although Stryve intends to vigorously defend itself against these allegations, Stryve cannot at this time predict whether any litigation will be filed, predict the likely outcome of any future litigation, reasonably determine either the probability of a material adverse result or any estimated range of potential exposure, or reasonably determine how this matter or any future matters might impact the Company's business, its financial condition, or its results of operations, although such impact, including the costs of defense, as well as any judgments or indemnification obligations, among other things, could be materially adverse to us.

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

On April 19, 2023, the Company issued an aggregate of $4,089,000 in principal amount of secured promissory notes (the “Notes”) to select accredited investors (the “Lenders”). The aggregate principal amount of the Notes is inclusive of $1,195,000 from related parties (the "Related Party Notes"). The Notes accrue interest annually at a rate of 12% and will mature upon the earlier of (i) December 31, 2023, or (ii) the closing of the next sale (or series of related sales) by the Company of its equity securities (other than pursuant to warrants described below), following the date of the Notes, from which the Company receives gross proceeds of not less than $3,000,000. The Notes are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders.

Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 Warrants. The aggregate amount of the Warrants is inclusive of 2,327,620 associated with the Related Party Notes. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $0.5134 and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These risks, uncertainties, assumptions and other important factors, which could cause actual results to differ materially from those described in these forward-looking statements, include: (i) the inability to achieve profitability due to commodity prices, inflation, supply chain interruption, transportation costs and/or labor shortages; (ii) the ability to meet financial and strategic goals, which may be affected by, among other things, competition, supply chain interruptions, the ability to pursue a growth strategy and manage growth profitability, maintain relationships with customers, suppliers and retailers and retain its management and key employees; (iii) the risk that retailers will choose to limit or decrease the number of retail locations in which Stryve’s products are carried or will choose not to carry or not to continue to carry Stryve’s products; (iv) the possibility that Stryve may be adversely affected by other economic, business, and/or competitive factors; (v) the possibility that Stryve may not achieve its financial outlook (vi) Stryve's ability to maintain its listing on the Nasdaq Capital market; (vii) Stryve's ability to maintain its liquidity position and implement cost savings measures; (viii) Stryve's ability to continue as a going concern, (ix) adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, and (x) other risks and uncertainties described herein and in other filings with the Securities and Exchange Commission (“SEC”) filings.

Unless the context otherwise requires, all references in this report to “Stryve,” the “Company,” “we,” “us” and “our” herein refer to Stryve Foods, Inc..

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

April 2023 Financing Transaction

On April 19, 2023, the Company issued an aggregate of $4.1 million in principal amount of secured promissory notes (the “Notes”) to select accredited investors (including certain members of the Company’s management and Board of Directors) (the “Lenders”). The Notes carry an interest rate of 12% and have a maturity December 31, 2023. Each Lender that purchased Notes received a warrant (the

“Warrants”) to purchase one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 Warrants. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $0.5134 and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective.

Supply Chain Challenges & Increased Cost Environment

Beginning in the second half of 2021 and throughout 2022, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While our efforts to mitigate these challenges showed positive signs, these challenges nonetheless may continue to have an impact on our financial results in 2023.

We expect many of these inflationary pressures to persist in the near future, which may negatively impact our gross margins if we are unsuccessful in mitigating these through our procurement strategies and pricing initiatives. We continue to track new developments affecting these inflationary pressures as we execute on our strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, strategic sourcing, improving our manufacturing yields, investing in further automation, and rationalizing and optimizing marketing spend to drive greater returns and retail velocities.

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

Change in Management and Solidifying Strategy

In May of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management thoughtfully reviewed the business, strategy, near-term prospects, and its path to profitability. From this, management identified certain one-time write-downs for assets that were non-core to the go-forward plan as well as identified necessary write-downs of inventory and incurring one-time employee costs related to actions taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter of 2022, and continued with a tapering effect throughout the balance of the year.

Downstream Inventory Management

We experienced atypical order patterns from our retail and distribution customers in the first quarter of 2023, a continuation of what we experienced in the fourth quarter of 2022. Notwithstanding orders related to new distribution pipeline fills, typically retailer and distributor order patterns closely mirror consumers' consumption of a brand's product off of the shelves. In the fourth quarter of 2022, we saw orders and consumption diverge which we believe indicates that retailers and distributors have been managing down their inventory levels. The net effect of this dynamic is two-fold for our business. First, there was a negative impact to our net sales - which we believe to be temporary as once inventories have been level-set, orders should begin to track consumption again. Second, with so much industry-wide inventory rationalization, our ability to quickly monetize our slow moving and obsolete inventory has also been impacted.

We believe these effects of this inventory rationalization to be temporary and have begun to see a normalization in order patterns late in the first quarter of 2023. Further, we have not seen an impact from this dynamic on our new distribution wins which we believe will be the primary driver of growth in our business.

Optimizing Spend and Reducing Losses

Our first quarter results are a result of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 37.3% reduction in total operating expenses in the first quarter of 2023, resulting in a $2.7 million improvement in our pre-tax net loss despite lower sales when comparing to the prior year quarter. Moving forward, we believe our optimized spending plan will begin to materially benefit from portfolio-wide price increases taken in 2022 and productivity initiatives throughout our supply chain. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, we acknowledge that meaningful portion of net sales in the prior year first quarter came from products, customers, and/or channels that have been rationalized. Despite the negative impact to net sales that this rationalization has had, our most valuable revenues are growing meaningfully, and retail consumption of our products is strong and importantly, our net losses are significantly improved.

Results of Operations –Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three Months Ended March 31,
	2023		2022
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$4,646	100.0%	$7,421	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	3,683	79.3%	6,297	84.9%
GROSS PROFIT	$963	20.7%	$1,124	15.1%

OPERATING EXPENSES
Selling expenses	$1,969	42.4%	$4,026	54.3%
Operations expense	514	11.1%	1,230	16.6%
Salaries and wages	2,163	46.6%	2,586	34.8%
Depreciation and amortization expense	552	11.9%	444	6.0%
Total operating expenses	5,197	111.9%	8,287	111.7%
OPERATING LOSS	(4,234)	(91.1)%	(7,163)	(96.5)%

OTHER (EXPENSE) INCOME
Interest expense	(399)	(8.6)%	(188)	(2.5)%
Change in fair value of Private Warrants	8	0.2%	45	0.6%
Other expense	(14)	(0.3)%	0	0.0%
Total other (expense) income	(405)	(8.7)%	(143)	(1.9)%
NET LOSS BEFORE INCOME TAXES	$(4,639)	(99.8)%	$(7,306)	(98.5)%

Net sales. Net sales decreased by $2.8 million from $7.4 million during the three months ended March 31, 2022 to $4.6 million during the three months ended March 31, 2023, representing a reduction of 37.4% for the comparable periods. The primary driver of the decrease in net sales was the rationalization of low-quality revenue which began in the third quarter of 2022.

Cost of Goods Sold. Cost of goods sold decreased by $2.6 million from $6.3 million in the three months ended March 31, 2022 to $3.7 million in the three months ended March 31, 2023, which was driven primarily by decreased sales volume. However, inflationary pressures on inputs, and production yields have negatively affected our cost of goods on a variable basis. While overall commodity beef prices were favorable in the first quarter of 2023 compared to the first quarter of the prior year, beef prices steadily climbed throughout the quarter.

Gross Profit. Gross profit decreased $0.1 million from $1.1 million in the three months ended March 31, 2022 to $1.0 million in the three months ended March 31, 2023. As a percent of net sales, gross profit was 20.7% in the first quarter of 2023, compared to 15.1% in the first quarter of 2022. A few primary factors contribute to this performance:

•
We instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful portfolio-wide price increases in the second half of 2022.
•
During the second half of 2022 and into the first quarter of 2023, we implemented mitigating strategies to lessen the impact of supply chain challenges and cost increases including but not limited to, strategic sourcing, improving our manufacturing yields, and labor optimization.
•
We evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. This has resulted in lower plant utilization in the first quarter of 2023.
•
We experienced increasing pressure on direct labor wage rates in 2022. These inflationary pressures necessitated increases to our direct labor rates throughout 2022 and resulting in a higher labor rate in the first quarter of 2023 as compared to the prior year period.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $2.0 million from $4.0 million in the three months ended March 31, 2022 to $2.0 million in the three months ended March 31, 2023. Stryve decreased its spend with respect to its marketing efforts including digital media advertising and paid search in the first quarter of 2023 compared to the same period in 2022. We intend to temper this type of marketing spending for the foreseeable future in favor of increasing our focus on strategies to support retail velocities. Further, management anticipates experiencing operating leverage on its marketing expenses as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend.
•
Operations expense. Operations expenses decreased by $0.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. In addition to the reduction in volume, our overall sales mix in three months ended March 31, 2023 allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, decreasing from $2.6 million to $2.2 million. This decrease is mostly attributable to the restructuring and productivity efforts of the Company but was offset partially by the implementation and accruals related to the Company's new performance based incentive bonus program which did not exist in the prior year period.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.2 million from $0.4 million in the three months ended March 31, 2022 to $0.6 million compared to the three months ended March 31, 2023.

Operating Loss. Operating loss decreased by $3.0 million from $7.2 million in the three months ended March 31, 2022 to $4.2 million in the three months ended March 31, 2023 and is primarily attributable to a decrease in total operating expenses.

Interest Expense. Interest expense increased by $0.2 million from $0.2 million in the three months ended March 31, 2022 to $0.4 million in the three months ended March 31, 2023. The debt financing we secured in the second half of 2022 increased the interest expense incurred in the first quarter of 2023 on a year-over-year basis.

Net Loss Before Income Taxes. Net loss before income taxes decreased $2.7 million from $7.3 million in three months ended March 31, 2022 to $4.6 million in the three months ended March 31, 2023, with the decrease primarily attributable to a decrease in operating expenses and improved gross margins.

Non-GAAP Financial Measures

We use non-GAAP financial measures and believe they are useful to investors as they provide additional information to facilitate comparisons of historical operating results, identify trends in operating results, and provide additional insight on how the management team evaluates the business. Our management team uses EBITDA, Adjusted EBITDA, and Adjusted Earnings per Share to make operating and strategic decisions, evaluate performance and comply with indebtedness related reporting requirements. Below are details on these non-GAAP measures and the non-GAAP adjustments that the management team makes in the definition of EBITDA, Adjusted EBITDA, and Adjusted Earnings per Share. We believe these non-GAAP measures should be considered along with Net Loss Before

Income Taxes, Net Loss and Net Loss per Share, the most closely related GAAP financial measures. Reconciliations between EBITDA, Adjusted EBITDA, Adjusted Earnings per Share, Net Loss Before Income Taxes, Net Loss and Net Loss per Share are below, and discussion regarding underlying GAAP results throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

EBITDA. Stryve defines EBITDA as Net Loss before Interest Expense, Income Tax Expense, and Depreciation and Amortization Expense.

Adjusted EBITDA. Stryve defines Adjusted EBITDA as EBITDA adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to Net Loss Before Income Taxes, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
(In thousands)
Net loss before income taxes	$(4,639)	$(7,306)
Interest expense	399	188
Depreciation and amortization expense	552	444
EBITDA	$(3,689)	$(6,673)
Additional Adjustments:
Stock based compensation expense	186	328
Adjusted EBITDA	$(3,503)	$(6,346)

Adjusted EBITDA. The Company reduced its negative Adjusted EBITDA by 44.8% when comparing the three months ended March 31, 2023 and 2022 with a $2.8 million improvement year-over-year driven by the Company's improved gross margins and rationalized spending. Stryve decreased its negative Adjusted EBITDA during the three months ended March 31, 2023 from $(6.3) million to $(3.5) million. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of Adjusted Earnings per Share to Basic/Diluted Net Loss per Share, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

(In thousands except share and per share information)
Net loss	$(4,643)	$(7,314)
Weighted average shares outstanding	31,282,710	29,758,343
Basic & Diluted Net Loss per Share	$(0.15)	$(0.25)
Additional Adjustments*:
Stock based compensation expense	0.01	0.01
Adjusted Earnings per Share	$(0.14)	$(0.23)

* Information regarding these adjustments can be found in the Additional Adjustments to EBITDA section above.

Liquidity and Capital Resources

Overview. The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. For the three months ended March 31, 2023, we incurred an operating loss of $4.2 million and used cash in operations of $2.6 million. As of March 31, 2023, the Company has working capital excluding cash and debt of $6.3 million which compares to the $7.6 million as of December 31, 2022 and has approximately $7.8 million of indebtedness.

Late in the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $15.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.8 million (net of repayments) of the asset based line of credit as of March 31, 2023. See Note 5 to our financial statements included herein for a description of the asset based line of credit and Note 6 for a description of the term loan.

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

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1.2 million from related parties. These notes have a maturity date of December 31, 2023.

While the most recent financing has provided us with liquidity to support our near-term goals, given its maturity date, we are still evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some of our operations, which could materially harm our business, financial condition and results of operations.

Notwithstanding the foregoing, we have examined spending throughout our business and we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact was a 37.3% reduction in total operating expenses leading to a $2.7 million improvement in our pre-tax net loss in the first quarter of 2023 despite lower sales when comparing to the first quarter of 2022. Further, we have instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful price increases in 2022. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals. We also anticipate reducing our inventory levels throughout 2023 which would be a near-term source of liquidity

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the three months ended March 31, 2023 are issued. The Company's plan includes the items noted above as well as securing additional external financing which may include raising debt or equity capital. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms.

Cash Flows. The following tables show summary cash flows information for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(2,627)	$(14,127)
Net cash used in investing activities	(49)	(693)
Net cash provided by financing activities	2,429	25,230
Net increase in cash and cash equivalents	$(246)	$10,409

Net Cash used in Operating Activities. Net cash used in operating activities decreased $11.5 million from $14.1 million in the three months ended March 31, 2022 compared to $2.6 million through the three months ended March 31, 2023. This decrease is primarily attributable to the decrease in net losses paired with a decrease in inventory during the three months ended March 31, 2023, as compared to the prior year period.

Net Cash used in Investing Activities. Net cash used in investing activities decreased from $0.7 million in the three months ended March 31, 2022, to $0.0 million in the three months ended March 31, 2023, representing a $0.7 million decrease when comparing the same period year over year. We believe our current manufacturing and fulfillment assets are sufficient to meet the potential demand for our products.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $22.8 million less in cash for the Company in the three months ended March 31, 2023, compared to the comparable period a year ago due the January 2022 PIPE transaction. In the three months ended March 31, 2023, we generated cash from financing activities of $2.4 million primarily driven by advances taken on our asset backed line of credit (net of repayments).

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities. The Company’s outstanding indebtedness as of March 31, 2023, and December 31, 2022, is as follows:

	For the Period Ended
(In thousands)	March 31, 2023	December 31, 2022
Long term debt	$4,005	$4,036
Short term debt	612	725
Line of credit (Note 5)	3,830	1,257
Total notes payable	8,447	6,017
Less: current portion	(890)	(969)
Less: debt issuance costs	(265)	(305)
Less: line of credit, net of debt issuance costs	(1,652)	(1,046)
Total notes payable, net of current portion	$5,639	$3,697

Future minimum principal payments on the notes payable as of March 31, 2023, are as follows:

2023 (for the remainder of)	$2,655
2024	336
2025	608
2026	1,193
2027	1,655
Thereafter	2,000
$8,447

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1.2 million from related parties. These notes have a maturity date of December 31, 2023.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and comprehensive net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during, and as of, the reporting periods. These estimates, assumptions, and judgments are necessary and are made based on our historical experience, market trends and on other assumptions and factors that we believe to be reasonable under the circumstances because future events and their effects on our results of operations and value of our assets cannot be determined with certainty. These estimates may change as new events occur or additional information is obtained. We may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates or assumptions.

Our significant accounting policies are described in Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Note 3 of Part II, Item 8, “Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of and for the three months ended March 31, 2023, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	23%	—	37%	—
Customer B	14%	—	11%	—
Customer C	11%	—	11%	—
Customer E	—	—	10%	—

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the three months ended March 31, 2023 and the year ended December 31, 2022 and therefore, the risk of this is not significant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2023, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Except as set forth in Note 12 to our condensed consolidated financial statements, we are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
4.1	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2023)
10.1	Form of Note (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC.

Date: May 15, 2023	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)