Form 10-Q
period 2023-06-30
STRYVE FOODS, INC.
filed 2023-08-14
CIK 1691936

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

For the quarter ended June 30, 2023

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

Post Office Box 864

Frisco, TX 75034

(Address of principal executive offices)

(972) 987-5130

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SNAX	The NASDAQ Stock Market LLC
Warrants, each exercisable for 1/15th of one share of Class A common stock at an exercise price of $172.50 per whole share	SNAXW	The NASDAQ Stock Market LLC

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

As of August 7, 2023, 1,853,460 shares of the registrant’s Class A common stock, $0.0001 par value, and 405,313 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$320,182	$623,163
Accounts receivable, net	2,972,643	2,488,693
Inventory, net	8,351,295	8,258,642
Prepaid expenses and other current assets	1,071,912	1,550,717
Total current assets	12,716,032	12,921,215

Property and equipment, net	7,896,713	8,816,573
Right of use asset, net	4,812,977	5,009,954
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,240,857	4,362,024
TOTAL ASSETS	$38,116,579	$39,559,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,512,232	$3,009,875
Accrued expenses	1,815,200	1,727,555
Current portion of lease liability	337,829	327,915
Line of credit, net of debt issuance costs	882,174	1,046,101
Promissory notes payable, net of debt discount and debt issuance costs	2,246,307	—
Promissory notes payable due to related parties, net of debt discount and debt issuance costs	854,678	—
Current portion of long-term debt and other short-term borrowings	273,359	969,421
Total current liabilities	10,921,779	7,080,867

Long-term debt, net of current portion, net of debt issuance costs	5,604,568	3,696,578
Lease liability, net of current portion	4,558,100	4,734,128
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	1,555	1,555
Deferred stock compensation liability	167,883	89,828
Warrant liability	1,975	20,625
TOTAL LIABILITIES	28,755,860	23,123,581

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 1,757,588 and 1,715,186 shares issued and outstanding, respectively	176	171
Class V common stock - $0.0001 par value, 15,000,000 shares authorized, 405,313 and 419,974 shares issued and outstanding	41	42
Additional paid-in-capital	135,563,491	133,687,588
Accumulated deficit	(126,202,989)	(117,251,616)
TOTAL STOCKHOLDERS' EQUITY	9,360,719	16,436,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,116,579	$39,559,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SALES, net	$5,996,541	$10,946,158	$10,642,794	$18,366,712

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,945,856	15,371,112	8,628,859	21,667,739

GROSS PROFIT	1,050,685	(4,424,954)	2,013,935	(3,301,027)

OPERATING EXPENSES
Selling expenses	1,778,274	4,717,178	3,747,283	8,743,233
Operations expense	625,289	1,349,157	1,138,878	2,579,540
Salaries and wages	1,469,307	3,510,076	3,632,459	6,095,976
Depreciation and amortization expense	552,224	503,360	1,103,880	947,725
Prepaid media reserve	—	1,489,028	—	1,489,028
(Gain) loss on disposal of fixed assets	1,295	(24,012)	1,295	(24,012)
Total operating expenses	4,426,389	11,544,787	9,623,795	19,831,490

OPERATING LOSS	(3,375,704)	(15,969,741)	(7,609,860)	(23,132,517)

OTHER (EXPENSE) INCOME
Interest expense	(963,784)	(180,536)	(1,362,729)	(369,031)
Change in fair value of Private Warrants	10,400	39,996	18,650	85,310
Other income (expense)	7,417	(215,383)	(6,956)	(215,383)
Total other (expense) income	(945,967)	(355,923)	(1,351,035)	(499,103)

NET LOSS BEFORE INCOME TAXES	(4,321,671)	(16,325,664)	(8,960,895)	(23,631,620)
Income tax (benefit) expense	(12,854)	28,655	(9,523)	36,441

NET LOSS	$(4,308,817)	$(16,354,319)	$(8,951,372)	$(23,668,061)
Loss per common share:
Basic and diluted	$(2.05)	$(7.93)	$(4.27)	$(11.70)

Weighted average shares outstanding:
Basic and diluted	2,105,620	2,063,099	2,095,621	2,023,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2023	1,714,973	$172	419,941	$42	$133,687,587	$(117,251,616)	$16,436,185
Exchange of Class B units and Class V shares for Class A shares	10,241	1	(10,241)	(1)	—	—	—
Net loss	—	—	—	—	—	(4,642,556)	(4,642,556)
BALANCE, MARCH 31, 2023	1,725,214	$173	409,700	$41	$133,687,587	$(121,894,172)	$11,793,629
Exchanged BV for Class A shares	4,387	—	(4,387)	—	—	—	—
Issuance of Restricted Stock Awards	26,814	3	—	—	477,155	—	477,158
Issuance of Restricted Stock Units	1,173	—	—	—	62,752	—	62,752
Issuance of Warrants in connection with Debt Instrument	—	—	—	—	1,335,997	—	1,335,997
Net loss	—	—	—	—	—	(4,308,817)	(4,308,817)
BALANCE, JUNE 30, 2023	1,757,588	$176	405,313	$41	$135,563,491	$(126,202,989)	$9,360,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total

BALANCE, JANUARY 1, 2022	575,584	$58	766,824	$77	$100,553,135	$(84,111,171)	$16,442,099
PIPE Investment	166,462	17	—	—	32,311,170	—	32,311,187
Prefunded Warrants converted into Class A Common Stock	96,237	10	—	—	65	—	75
Post closing adjustment of Business Combination Agreement	—	—	—	—	(238,089)	—	(238,089)
Issuance of restricted stock awards	7,233	1	—	—	36,708	—	36,709
Net loss	—	—	—	—	—	(7,313,742)	(7,313,742)
BALANCE, MARCH 31, 2022	845,516	$86	766,824	$77	$132,662,989	$(91,424,913)	$41,238,239
Prefunded Warrant converted into Common Stock Class A	236,906	17	—	—	243	—	260
Issuance of Restricted Stock Awards	33,408	3	—	—	172,849	—	172,852
Issuance of Restricted Stock Units	889	—	—	—	68,803	—	68,803
Net Loss	—	—	—	—	—	(16,354,319)	(16,354,319)

BALANCE, JUNE 30, 2022	1,116,719	$106	766,824	$77	$132,904,884	$(107,779,232)	$25,125,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,951,373)	$(23,668,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	982,713	826,558
Amortization of intangible assets	121,167	121,167
Amortization of debt issuance costs	124,519	—
Amortization of debt discount	386,615	—
Amortization of right-of-use asset	196,977	98,340
(Gain) loss on disposal of fixed assets	1,295	(24,012)
Prepaid media reserve	—	1,489,028
Bad debt expense	80,206	288,623
Stock based compensation expense	617,965	711,978
Change in fair value of Private Warrants	(18,650)	(85,310)
Changes in operating assets and liabilities:	—
Accounts receivable	(564,156)	(1,644,144)
Inventory	(92,653)	563,454
Vendor deposits	—	4,193
Prepaid media spend	—	45,520
Prepaid expenses and other current assets	478,804	566,241
Accounts payable	1,502,358	(540,196)
Accrued liabilities	87,646	933,077
Operating lease obligations	(166,114)	(65,083)
Net cash used in operating activities	(5,212,681)	(20,378,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(64,148)	(2,033,174)
Cash received for sale of equipment	—	41,000
Net cash used in investing activities	(64,148)	(1,992,174)

CASH FLOWS FROM FINANCING ACTIVITIES
PIPE capital raise	—	32,311,187
Exercise of Prefunded Warrants	—	334
Post closing adjustment of Business Combination Agreement	—	(238,089)
Repayments on long-term debt	(76,193)	(4,908,745)
Borrowings on related party debt	1,175,000	—
Borrowings on short-term debt	12,967,206	—
Repayments on short-term debt	(8,877,244)	(2,000,000)
Debt issuance costs	(176,287)	—
Deferred offering costs	(38,634)	—
Net cash provided by financing activities	4,973,848	25,164,687

Net change in cash and cash equivalents	(302,981)	2,793,886
Cash and cash equivalents at beginning of period	623,163	2,217,191
Cash and cash equivalents at end of period	$320,182	$5,011,077

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$755,024	$403,121
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$291,339	$—
Issuance of warrants in connection with debt instrument	$1,374,631	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Reverse Stock Split

The Company effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of Class A and Class V common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on July 14, 2023. As a result of the Reverse Stock Split, every fifteen shares of common stock issued and outstanding were automatically reclassified into one share of common stock. The Reverse Stock Split reduced the number of authorized shares of Class V common stock from 200,000,000 to 15,000,000 while the number of authorized shares of Class A common stock and the par value for both Class A and Class V common stock remained unchanged. All outstanding options, warrants, restricted stock units and similar securities entitling their holders to receive or purchase shares of common stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 13 for additional information.

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

The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from investors, in addition to bank loans. The Company's principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. The Company incurred net losses of approximately $9.0 million during the six months ended June 30, 2023. Cash used in operating activities was approximately $5.2 million for the six months ended June 30, 2023. As of June 30, 2023, the Company has approximately $11.2 million of indebtedness and working capital excluding cash and debt of $5.8 million which compares to the $7.6 million as of December 31, 2022 .

During the third quarter of 2022, the Company secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to the Company subject to performance hurdles. Additionally, the Company secured an asset based line of credit with a $15.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment the Company's liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.0 million (net of repayments) of the asset based line of credit as of June 30, 2023. See Note 5 for a description of the asset based line of credit and Note 6 for a description of the term loan.

The Company has experienced a slower sell-through of its rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized, slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022 and during the first half of 2023, the Company experienced irregular order patterns from its retail and distribution customers due to what it believes to be working capital management activities not specific to the Company's products in which retailers and distributors may have sought to bring down their inventory levels broadly.

In 2023, the Company has had to make significant investments in its working capital to support increased distribution with marquee retailers coming online throughout the year. Many of these distribution resets have been secured in large part due to the new packaging design. Accordingly, the Company has had to build and project continuing to build net new inventories to support these upcoming resets.

The investment in inventory ahead of sales has put pressure on the Company's liquidity position given the structure and terms of its credit facilities and has required it to seek external financing. Ultimately, these conditions, events, and general uncertainty around the current state of the capital markets has raised substantial doubt about the Company's ability to continue as a going concern.

On April 19, 2023, the Company issued an aggregate of $4,089,000 in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1,175,000 from related parties. These notes have a maturity date of December 31, 2023.

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. No shares were sold under the at-the-market equity facility during the three months ended June 30, 2023.

While these most recent financings have provided the Company with liquidity to support its near-term goals, given the December 31, 2023 maturity date of the April 2023 debt financing, the Company is still evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under the Company's business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to the Company when, and in the amounts needed, it could be required to delay, scale back, or abandon some of its operations, which could materially harm its business, financial condition and results of operations.

Notwithstanding the foregoing, the Company has examined spending throughout its business and continues to identify ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The Company has also sought to optimize its channel strategy and rationalize its customer and product portfolio to eliminate sales that detract from its profitability goals. The Company also anticipates reducing its inventory levels throughout 2023 which would be a near-term source of liquidity.

The Company has prepared cash flow forecasts which indicate that based on its expected operating losses and cash consumption due to growth in working capital, it believes that absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended June 30, 2023 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including its ability to raise sufficient capital on favorable terms, if at all.

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

Prior period reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, the presentation of changes in inventory to conform with the current period presentation on the condensed consolidated statements of cash flows.

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

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. As of June 30, 2023, and December 31, 2022, the allowance for doubtful accounts and returns and deductions totaled $197,566 and $117,360, respectively. Total bad debt expense for the six months ended June 30, 2023 and 2022, was $80,206 and $288,623, respectively.

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

For the six months ended June 30, 2023 and 2022, the following customers and vendors represented more than 10% of consolidated sales and purchases, respectively.

	2023	2022
Customer A	23%	—
Customer B	18%	—
Customer C	10%	—
Customer D	—	46%
Vendor A	36%	—
Vendor B	24%	57%
Vendor C	21%
Vendor D	—	12%

As of June 30, 2023 and 2022, the following customers and vendors represented more than 10% of accounts receivable and accounts payable balances, respectively.

	2023	2022
Customer A	23%	—
Customer C	10%	10%
Customer D	10%	—
Customer E	—	29%
Customer F	—	22%
Vendor E	—	13%

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

Debt Issuance Costs

Debt issuance costs are costs incurred to obtain new debt financing. Debt issuance costs are presented in the accompanying condensed consolidated balance sheet as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method.

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

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, for the six months ended June 30, 2022, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants were exercisable for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss.

As of June 30, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2023	2022

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January 2022 Offering	10,294,118	10,294,118
Warrants - April 2023 Financing	7,964,550	—
Restricted Stock Awards - unvested	41,511	26,700
	29,297,679	21,318,318

The weighted average number of shares outstanding for purposes of per share calculations includes the pre-funded warrants as if they had been exercised as well as the Class B and Class V shares on as-exchanged basis.

The Company effected a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of Class A and Class V common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on July 14, 2023. As a result of the Reverse Stock Split, every fifteen shares of common stock issued and outstanding were automatically reclassified into one share of common stock. All outstanding options, warrants, restricted stock units and similar securities entitling their holders to receive or purchase shares of common stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of June 30, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of June 30, 2023, there have been 361,477 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for and equal number of shares of Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of January 1, 2023 using the modified retrospective method which did not result in any changes to the Company’s financial statements.

Note 4 - Inventory, net

As of June 30, 2023, and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$1,628,508	$1,614,712
Work in process	1,286,417	308,569
Finished goods	5,436,370	6,335,361
Total Inventory, net	$8,351,295	$8,258,642

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of June 30, 2023 and December 31, 2022 the reserve for slow moving and obsolete inventory was $626,904 and $708,858 respectively.

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

As of June 30, 2023 and December 31, 2022, $3,030,057 and $1,257,301, respectively, was borrowed under the financing agreement. The Company recognized approximately $124,032 and $211,631 in interest expense for the three and six months ended June 30, 2023, respectively. No amounts under the PSA were outstanding as of June 30, 2022, therefore no interest was recorded in the comparable period in prior year.

Note 6 - Debt

As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Revenue Loan and Security Agreement	$3,842,014	$3,889,442
Invoice Purchase and Security Agreement	2,000,000	—
Broken Stone Agreement	34,775	51,918
Less: current portion	(272,221)	(244,782)
Total long-term debt, net of current portion	$5,604,568	$3,696,578

As of June 30, 2023 and December 31, 2022, short-term borrowings and current portion of long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Invoice Purchase and Security Agreement	$882,174	$1,046,101
Promissory Notes	2,974,278	—
Commercial Premium Finance Agreement	127,845	724,639
Current portion of long-term obligations	272,221	244,782
Total short-term borrowings and current portion of long-term debt	$4,256,518	$2,015,522

Outstanding as of June 30, 2023

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021, through maturity on June 1, 2023. As of June 30, 2023, the balance on this loan was $34,775.

The Company entered into Commercial Premium Finance Agreements ("the Agreement") with terms less than one year and with interest rates ranging from 4.64% to 7.50%. The proceeds from these transactions were used to partially fund the premiums due under some of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. As of June 30, 2023 and December 31, 2022, the combined remaining balance totaled $127,845 and $724,639, respectively. The Company recognized approximately $13,261 and $22,938 in interest expense for the three and six months ended June 30, 2023, respectively. No amounts under the Agreement were outstanding as of June 30, 2022, therefore no interest was recorded in the comparable period in prior year.

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

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 11.6%. As of June 30, 2023 and December 31, 2022, the balance on this loan was $3,924,561 and $3,983,611, respectively. The Company recognized approximately $109,589 and $227,662 in interest expense for the three and six months ended June 30, 2023, respectively. No amounts under the Loan Agreement were outstanding as of June 30, 2022, therefore no interest was recorded in the comparable period in prior year.

Promissory Notes

On April 19, 2023, the Company issued an aggregate of $4,089,000 in principal amount of secured promissory notes (the “Notes”) to select accredited investors (the “Lenders”). The aggregate principal amount of the Notes is inclusive of $1,175,000 from related parties (the "Related Party Notes"). The Notes accrue interest annually at a rate of 12% and will mature upon the earlier of (i) December 31, 2023, or (ii) the closing of the next sale (or series of related sales) by the Company of its equity securities (other than pursuant to warrants described below), following the date of the Notes, from which the Company receives gross proceeds of not less than $3,000,000. The Notes are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders.

Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with the Related Party Notes.

The Company has accounted for the Notes as debt in accordance with ASC 470-10-25 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 66.1%. As of June 30, 2023 , the balance on the Notes was $4,089,000 of which $1,175,000 was due from related parties. In accordance with ASC 470-20-25-2, the Company allocated the proceeds between the Notes and Warrants based on their relative fair values. The allocation resulted in a discount to the Notes of $1,374,631 that is being amortized over the term of the Notes. The Company recognized approximately $532,988 in interest expense inclusive of debt discount amortization of $386,615 for the three and six months ended June 30, 2023.

Future minimum principal payments on the notes payable are, as of June 30, 2023:

2023 (for the remainder of)	$5,399,649
2024	332,010
2025	600,704
2026	1,178,663
2027	1,695,212
Thereafter	2,000,000
$11,206,237

Note 7 - Income Taxes

The Company’s sole material asset is Andina Holdings, LLC, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain state and local income taxes. Andina Holdings, LLC owns 100% of Stryve Foods, LLC which is treated as a disregarded entity for the U.S. federal income tax purposes. Stryve Foods Holdings, LLC's net taxable income and any related tax credits are passed through to its members and are included in the members’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. The income tax burden on the earnings taxed to the non-controlling interests is not reported by the Company in its condensed consolidated financial statements under GAAP. As a result, the Company’s effective tax rate is expected to differ materially from the statutory rate.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be -0.025%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax benefit of $12,854 and $9,523 for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company has reported income tax expense of $28,655 and $36,441.

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

As of June 30, 2023, there have been 361,477 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of June 30, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of June 30, 2023.

Note 8 - Shareholders’ Equity

The Company’s Amended and Restated Certificate of Incorporation (“Charter”) authorizes the issuance of 425,000,000 shares, of which 400,000,000 shares are Class A common stock, par value $0.0001 per share, 15,000,000 shares of Class V common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. The Reverse Stock Split reduced the number of authorized shares of Class V common stock from 200,000,000 to 15,000,000 while the number of authorized shares of Class A common stock and the par value for both Class A and Class V common stock remained unchanged.

Warrants

Public Warrants

The Company has outstanding 10,997,500 warrants convertible into 733,166 shares of Class A common stock that were issued prior to the Business Combination, of which 10,800,000 convertible into 720,000 shares of Class A common stock are referred to as public warrants and 197,500 convertible into 13,166 shares of Class A common stock are Private Warrants. Each warrant represents the right to purchase 1/15th of a share of the Company’s Class A common stock at a price of $172.50 per whole share. The warrants expire on July 20, 2026.

The Company may call the public warrants for redemption (but not the Private Warrants), in whole and not in part, at a price of $.15 per Public Warrant:

●	at any time while the public warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each public warrant holder,

●

if, and only if, the reported last sale price of shares of Class A common stock equals or exceeds $270.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to public warrant holders, and

●

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of June 30, 2023, there were 197,500 Private Warrants outstanding.

Pre-Funded Warrants

On September 15, 2021, the Company entered into a Share Repurchase Agreement with various entities (collectively, the “Investors”) whereby the Company repurchased an aggregate of 53,333 shares of Class A common stock (the “Repurchase Shares”) from the Investors. The purchase price for the Repurchase Shares was the issuance of an aggregate of 53,333 pre-funded warrants to acquire an equal number of shares of Class A common stock (the “Pre-Funded Warrants”). The Pre-Funded Warrants do not expire and are exercisable at any time after their original issuance. During May 2022, the Pre-Funded Warrants were exercised in full.

On January 6, 2022, the Company sold 166,462 shares of the Company’s Class A common stock, and, in lieu of common stock, pre-funded warrants to purchase 519,812 shares of common stock and accompanying warrants to purchase up to 686,274 shares of common stock (the “January 2022 Offering”). The common stock and warrants were sold at a combined purchase price of $51.00 per share (less $0.0001 per share for pre-funded warrants). Each warrant has an exercise price per share of common stock equal to $54.00 and will expire five years from the date of issuance and may be exercised on a cashless basis if a registration statement registering the shares issuable upon exercise is not effective. The Company received gross proceeds from the offering of approximately $35 million before deducting estimated offering expenses. As of December 31, 2022, the pre-funded warrants issued in the January 2022 Offering were exercised in full on a cashless basis.

On April 19, 2023, the Company issued certain lenders warrants (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the April 2023 Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with related parties. Each warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter. As of June 30, 2023, there were 7,964,550 April 2023 Warrants outstanding.

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

The Company has reserved a total of 457,664 shares of Class A common stock for issuance pursuant to the Incentive Plan. The number of shares reserved for issuance under the Incentive Plan will be reduced on the date of the grant of any award by the maximum number of shares, if any, with respect to which such award is granted. However, an award that may be settled solely in cash will not deplete the Incentive Plan’s share reserve at the time the award is granted. If (a) an award expires, is canceled, or terminates without issuance of shares or is settled in cash, (b) the Administrator determines that the shares granted under an award will not be issuable because the conditions for issuance will not be satisfied, (c) shares are forfeited under an award, (d) shares are issued under any award and the Company reacquires them pursuant to its reserved rights upon the issuance of the shares, (e) shares are tendered or withheld in payment of the exercise price of an option or as a result of the net settlement of outstanding stock appreciation rights or (f) shares are tendered or withheld to satisfy federal, state or local tax withholding obligations, then those shares are added back to the reserve and may again be used for new awards under the Incentive Plan. However, shares added back to the reserve pursuant to clauses (d), (e) or (f) in the preceding sentence may not be issued pursuant to incentive stock options.

As of June 30, 2023, the Company had 335,002 shares of Class A common stock remain available for issuance under the Incentive Plan.

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of June 30, 2023, the Company had 5,025,025 shares available for grant under its stock plans. As of June 30, 2023, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,978,263 and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2023	14,578	$48.47
Granted	29,500	15.30
Forfeited	(1,811)	77.40
Vested	(1,667)	37.65
Restricted Stock at June 30, 2023	40,600	$23.53

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2023	42,200	$27.92	7,500	$12.45
Granted	—	—	18,364	10.85
Forfeited	—	—	—	—
Vested	(10,139)	25.89	(16,414)	11.28
Restricted Stock at June 30, 2023	32,061	$28.56	9,450	$11.38

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, $245,525 and $397,214, respectively, were recorded in salaries and wages. For the three and six months ended June 30, 2022, $327,676 and $608,811, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, $186,917 and $220,751, respectively, were recorded in selling expenses. For the three and six months ended June 30, 2022, $56,543 and $103,167, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Liabilities:
Warrant liability - Private Warrants	3	$1,975	$20,625

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

On June 30, 2023, the Private Warrants were determined to have a fair value of $0.15 per warrant for an aggregate fair value of $1,975.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2022	$20,625
Change in fair value	(18,650)
Fair value as of June 30, 2023	$1,975

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $183,593 and $367,185 during the three and six months ended June 30, 2023, respectively. The Company recognized interest expense of $179,993 and $359,986 during the three and six months ended June 30, 2022, respectively.

Promissory Notes. On April 19, 2023, the Company issued an aggregate of $1,175,000 in Related Party Notes. The Related Party Notes accrue interest annually at a rate of 12% and will mature upon the earlier of (i) December 31, 2023, or (ii) the closing of the next sale (or series of related sales) by the Company of its equity securities (other than pursuant to warrants described below), following the date of the Related Party Notes, from which the Company receives gross proceeds of not less than $3,000,000. The Related Party Notes are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders. See Note 6 for further discussion on the Related Party Notes. Each related party lender that purchased Related Party Notes received a warrant (the “Related Party Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Related Party Notes, for an aggregate of 2,288,664 Related Party Warrants convertible to 152,577 shares of Class A common stock. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. See Note 8 for further discussion on the Related Party Warrants.

Other. During the three and six months ended June 30, 2022, the Company purchased approximately $9,620 and $143,420, respectively, in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). No amounts were purchased during the three and six months ended June 30, 2023. There were no amounts owed to the Related Party Manufacturer as of June 30, 2023 and December 31, 2022.

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

On July 13, 2023, the Company filed with the Secretary of State of the State of Delaware a First Certificate of Amendment to its First Amended and Restated Certificate of Incorporation (the “Certificate”) to effect a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, effective as of 12:01 p.m. Eastern Time on July 14, 2023. Beginning with the opening of trading on July 14, 2023, the Company’s common stock traded on NASDAQ on a split-adjusted basis under the new CUSIP number 863685202 and continues to trade under the symbol “SNAX.” The reverse stock split was intended for the Company to regain compliance with the minimum bid price requirement of $1.00 per share of common stock for continued listing on NASDAQ.

As a result of the Reverse Stock Split, every fifteen shares of common stock issued and outstanding were automatically reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares of common stock not evenly divisible by the Reverse Stock Split ratio were automatically entitled to receive a cash payment equal to the value of such fractional share based on the closing price of the common stock as of the effective time of the Reverse Stock Split adjusted for the Reverse Stock Split.

The Reverse Stock Split reduced the number of authorized shares of Class V common stock from 200,000,000 to 15,000,000 while the number of authorized shares of Class A common stock and the par value for both Class A and Class V common stock remained unchanged. The Reverse Stock Split affected all stockholders uniformly and did not affect any stockholder’s ownership percentage of the Company’s shares of common stock.

All outstanding options, warrants, restricted stock units and similar securities entitling their holders to receive or purchase shares of common stock were adjusted as a result of the Reverse Stock Split, as required by the terms of each security. Prior to the Reverse Stock Split, the Company had outstanding issued warrants listed on NASDAQ to purchase a total of 10,800,000 shares of common stock, with each whole warrant being exercisable to purchase one share of common stock at $11.50 per share. After giving effect to the Reverse Stock Split, these warrants are now exercisable for a total of approximately 720,000 shares of common stock, resulting in each warrant becoming exercisable for 1/15th of a share of common stock with an exercise price of $172.50 per whole share.

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

We effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A and Class V common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on July 14, 2023. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 13 for additional information.

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

Stryve distributes its products in major retail channels, primarily in North America, including mass, convenience, grocery, and other retail outlets, as well as directly to consumers through its e-commerce websites and through the Amazon platform.

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

New Packaging & Retail Distribution Growth

A key piece of our retail growth strategy is tied to making the product more available and approachable. To accomplish this we completed a strategic redesign of our packaging with retail conversion at the forefront of design considerations. We collaborated with both consumers and retailers as we sought to optimize the packaging for retail conversion. We received a positive response from many retail partners on the new designs, garnering additional distribution in the process. We began manufacturing select items in the new packaging throughout the second quarter of 2023 and towards the end of the second quarter, our new packaging began to ship to select retailers. Over the last two months, we have seen significant year-over-year gains in our retail distribution footprint, in-store dollar velocity, and price-mix ultimately leading to increased retail sales and market share.

We are encouraged by the initial consumer and retailer response to our updated packaging and are excited to track what we believe will be attractive retail velocities across our portfolio as the new packaging continues to roll out over the balance of the year.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, we acknowledge that meaningful portion of net sales in the prior year first half came from products, customers, and/or channels that have been rationalized. Despite the negative impact to net sales that this rationalization has had, our most valuable revenues are growing meaningfully, and retail consumption of our products is strong and importantly, our net losses are significantly improved.

Optimizing Spend and Reducing Losses

Our second quarter results are a product of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 61.6% year-over-year reduction in total operating expenses in the second quarter of 2023, resulting in a $12.0 million improvement in our pre-tax net loss despite lower sales when comparing to the prior year period. Moving forward, we believe our optimized spending plan will begin to materially benefit from portfolio-wide price increases taken in 2022 and productivity initiatives throughout our supply chain. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a more disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

At-The-Market Equity Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. No shares were sold under the at-the-market equity facility during the three months ended June 30, 2023.

April 2023 Financing Transaction

On April 19, 2023, the we issued an aggregate of $4.1 million in principal amount of secured promissory notes (the “Notes”) to select accredited investors (including certain members of the Company’s management and Board of Directors) (the “Lenders”). The Notes carry an interest rate of 12% and have a maturity December 31, 2023. Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 Warrants convertible to 530,970 shares of Class A common stock. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The Company accounted for the transaction by allocating the proceeds between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that is being amortized over the term of the Notes. Accordingly, the Company recognized non-cash interest expense of $0.4 million in connection with the discount for the quarter ended June 30, 2023.

Supply Chain Challenges & Increased Cost Environment

Throughout 2022, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While have made efforts to mitigate these challenges, these factors may continue to have an impact on our financial results in 2023.

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

Downstream Inventory Management

We experienced atypical order patterns from our retail and distribution customers in the first half of 2023, mostly in the first quarter as a continuation of what we experienced in the fourth quarter of 2022. Notwithstanding orders related to new distribution pipeline fills, typically retailer and distributor order patterns closely mirror consumers' consumption of a brand's product off of the shelves. In the fourth quarter of 2022, we saw orders and consumption diverge which we believe indicates that retailers and distributors have been managing down their inventory levels. The net effect of this dynamic is two-fold for our business. First, there was a negative impact to our net sales in the first half as the rationalization occurred. Second, with so much industry-wide inventory rationalization, our ability to quickly monetize our slow moving and obsolete inventory has also been impacted throughout the first and second quarter.

Results of Operations –Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Three Months Ended June 30,
	2023		2022
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$5,997	100.0%	$10,946	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,946	82.5%	15,371	140.4%
GROSS PROFIT	1,051	17.5%	(4,425)	(40.4)%

OPERATING EXPENSES
Selling expenses	1,778	29.7%	4,717	43.1%
Operations expense	625	10.4%	1,349	12.3%
Salaries and wages	1,469	24.5%	3,510	32.1%
Depreciation and amortization expense	552	9.2%	503	4.6%
Prepaid media reserve	—	0.0%	1,489	13.6%
(Gain) loss on disposal of fixed assets	1	0.0%	(24)	(0.2)%
Total operating expenses	4,426	73.8%	11,545	105.5%
OPERATING LOSS	(3,376)	(56.3)%	(15,970)	(145.9)%

OTHER (EXPENSE) INCOME
Interest expense	(964)	(16.1)%	(181)	(1.6)%
Change in fair value of Private Warrants	10	0.2%	40	0.4%
Other income (expense)	7	0.1%	(215)	(2.0)%
Total other (expense) income	(946)	(15.8)%	(356)	(3.3)%
NET LOSS BEFORE INCOME TAXES	$(4,322)	(72.1)%	$(16,326)	(149.1)%

Net sales. Net sales decreased by $4.9 million from $10.9 million during the three months ended June 30, 2022 to $6.0 million during the three months ended June 30, 2023, representing a reduction of 45.2% for the comparable periods. The primary driver of net sales in the prior year period was a chainwide limited-time savings event with the one of the nation's largest retailers in the second quarter of 2022. As an extension of our restructuring plans, this program, along with other rationalized revenue, was not repeated in the second quarter of 2023. The strategic rationalization of revenue was the largest contributor to the year-over-year decline.

Cost of Goods Sold. Cost of goods sold decreased by $10.5 million from $15.4 million in the three months ended June 30, 2022 to $4.9 million in the three months ended June 30, 2023, which was driven primarily by decreased sales volume and productivity initiatives. However, inflationary pressures on inputs, primarily beef, have partially offset some of the productivity and yield improvements we have made to our cost of goods on a variable rate basis. Overall commodity beef prices were higher in the second quarter of 2023 compared to the second quarter of the prior year.

Gross Profit. Gross profit increased $5.5 million from $(4.4) million in the three months ended June 30, 2022 to $1.1 million in the three months ended June 30, 2023. As a percent of net sales, gross profit was 17.5% in the second quarter of 2023, compared to a negative 40.4% in the second quarter of 2022. A few primary factors contribute to this performance:

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
•
We evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin sales that occurred in the prior year period, this has also resulted in lower plant utilization in 2023 which has partially muted the gross margin impact we expect to receive from progress we've made on a unit economic basis.
•
We experienced increasing pressure on direct labor wage rates in 2022. These inflationary pressures necessitated increases to our direct labor rates throughout 2022 and resulting in a higher labor rate in the second quarter of 2023 as compared to the prior year period.
•
Commodity beef prices were approximately 10-20% higher throughout the three months ended June 30, 2023 as compared to the same period in 2022. Notwithstanding these increased input costs, our pricing and productivity agenda was still able to yield a $5.5 million improvement in gross profit, despite the lower plant utilization on a year-over-year basis.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $2.9 million from $4.7 million in the three months ended June 30, 2022 to $1.8 million in the three months ended June 30, 2023. We decreased our spend with respect to certain marketing efforts including digital media advertising and paid search in the second quarter of 2023 compared to the same period in 2022 in favor of increased focus on strategies to support retail velocities. Further, through streamlining the organization and creating a more focused approach, we were able to make meaningful progress in reducing our spend attributable to third party professional fees.
•
Operations expense. Operations expenses decreased by $0.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 which was primarily driven be reduced sales volume. Additionally, our overall sales mix in three months ended June 30, 2023 allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $2.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, decreasing from $3.5 million to $1.5 million. This decrease is mostly attributable to the restructuring and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.1 million from $0.5 million in the three months ended June 30, 2022 to $0.6 million compared to the three months ended June 30, 2023 which stems primarily from the timing of capital expenditures.
•
Prepaid media reserve. As part of management's go-forward plan in the second quarter of 2022, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets which had been held on the balance sheet. There was no activity against such reserves during the second quarter of 2023.

Operating Loss. Operating loss decreased by $12.6 million from $16.0 million in the three months ended June 30, 2022 to $3.4 million in the three months ended June 30, 2023 and is primarily attributable to our restructuring efforts resulting in improved gross margins and decreased total operating expenses.

Interest Expense. Interest expense increased by $0.8 million from $0.2 million in the three months ended June 30, 2022 to $1.0 million in the three months ended June 30, 2023. Interest expense includes non-cash interest of $0.4 million stemming from the accounting treatment of the warrants issued in connection the debt financing consummated in April 2023. In addition, interest expense increased by $0.1 million related to the Loan Agreement, $0.1 million related to the PSA, and $0.1 million related to the Notes which were not in place in the prior year period.

Net Loss Before Income Taxes. Net loss before income taxes decreased $12.0 million from $16.3 million in three months ended June 30, 2022 to $4.3 million in the three months ended June 30, 2023, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses and improved gross margins and partially offset by an increase in interest expense.

Results of Operations –Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Six Months Ended June 30,
	2023		2022
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$10,643	100.0%	$18,367	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	8,629	81.1%	21,668	118.0%
GROSS PROFIT	2,014	18.9%	(3,301)	(18.0)%

OPERATING EXPENSES
Selling expenses	3,747	35.2%	8,743	47.6%
Operations expense	1,139	10.7%	2,580	14.0%
Salaries and wages	3,632	34.1%	6,096	33.2%
Depreciation and amortization expense	1,104	10.4%	948	5.2%
Prepaid media reserve	—	0.0%	1,489	8.1%
(Gain) loss on disposal of fixed assets	1	0.0%	(24)	(0.1)%
Total operating expenses	9,624	90.4%	19,831	108.0%
OPERATING LOSS	(7,610)	(71.5)%	(23,133)	(125.9)%

OTHER (EXPENSE) INCOME
Interest expense	(1,363)	(12.8)%	(369)	(2.0)%
Change in fair value of Private Warrants	19	0.2%	85	0.5%
Other expense	(7)	(0.1)%	(215)	(1.2)%
Total other (expense) income	(1,351)	(12.7)%	(499)	(2.7)%
NET LOSS BEFORE INCOME TAXES	$(8,961)	(84.2)%	$(23,632)	(128.7)%

Net sales. Net sales decreased by $7.8 million from $18.4 million during the six months ended June 30, 2022 to $10.6 million during the six months ended June 30, 2023, representing a reduction of 42.1% for the comparable periods. The primary driver of net sales in the prior year period was a chainwide limited-time savings event with the one of the nation's largest retailers in the second quarter of 2022. As an extension of our restructuring plans, this program, along with other rationalized revenue, was not repeated in the first half of 2023. The strategic rationalization of revenue was the largest contributor to the year-over-year decline.

Cost of Goods Sold. Cost of goods sold decreased by $13.1 million from $21.7 million in the six months ended June 30, 2022 to $8.6 million in the six months ended June 30, 2023, which was driven primarily by decreased sales volume and productivity initiatives. However, inflationary pressures on inputs, primarily beef, have partially offset some of the productivity and yield improvements we have made to our cost of goods on a variable rate basis.

Gross Profit. Gross profit increased $5.3 million from $(3.3) million in the six months ended June 30, 2022 to $2.0 million in the six months ended June 30, 2023. As a percent of net sales, gross profit was 18.9% in the first half of 2023, compared to a negative 18.0% in the first half of 2022. A few primary factors contribute to this performance:

•
We instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful portfolio-wide price increases in the second half of 2022.
•
During the second half of 2022 and into the first half of 2023, we implemented mitigating strategies to lessen the impact of supply chain challenges and cost increases including but not limited to, strategic sourcing, improving our manufacturing yields, and labor optimization.
•
We evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin sales that occurred in the prior year period, this has also resulted in lower plant utilization in the first half of 2023 which has partially muted the gross margin impact we expect to receive from progress we've made on a unit economic basis.

•
We experienced increasing pressure on direct labor wage rates in 2022. These inflationary pressures necessitated increases to our direct labor rates throughout 2022 and resulting in a higher labor rate in the first half of 2023 as compared to the prior year period.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $5.0 million from $8.7 million in the six months ended June 30, 2022 to $3.7 million in the six months ended June 30, 2023. We decreased our spend with respect to our marketing efforts including digital media advertising and paid search in the first half of 2023 compared to the same period in 2022 in favor of increasing our focus on strategies to support retail velocities. We anticipate experiencing operating leverage on our marketing expenses over time as the Company continues to add points of retail distribution, which has the potential to facilitate more efficient marketing spend. Further, by streamlining the organization and creating a more focused approach, we were able to make meaningful progress in reducing our spend attributable to third party professional fees.
•
Operations expense. Operations expenses decreased by $1.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. In addition to the reduction in volume, our overall sales mix in six months ended June 30, 2023 allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $2.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, decreasing from $6.1 million to $2.5 million. This decrease is mostly attributable to the restructuring and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.2 million from $0.9 million in the six months ended June 30, 2022 to $1.1 million compared to the six months ended June 30, 2023 which stems primarily from the timing of capital expenditures.
•
Prepaid media reserve. As part of management's go-forward plan in the second quarter of 2022, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets which had been held on the balance sheet. There was no activity against such reserves during the first half of 2023.

Operating Loss. Operating loss decreased by $15.5 million from $23.1 million in the six months ended June 30, 2022 to $7.6 million in the six months ended June 30, 2023 and is primarily attributable to our restructuring efforts resulting in improved gross margins and decreased total operating expenses.

Interest Expense. Interest expense increased by $1.0 million from $0.4 million in the six months ended June 30, 2022 to $1.4 million in the six months ended June 30, 2023. Interest expense includes non-cash interest of $0.4 million stemming from the accounting treatment of the warrants issued in connection to the debt financing consummated in April 2023. In addition, interest expense increased by $0.2 million related to the Loan Agreement, $0.2 million related to the PSA, and $0.1 million related to the Notes which were not in place in the prior year period.

Net Loss Before Income Taxes. Net loss before income taxes decreased $14.6 million from $23.6 million in six months ended June 30, 2022 to $9.0 million in the six months ended June 30, 2023, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses and improved gross margins and partially offset by an increase in interest expense.

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

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to Net Loss Before Income Taxes, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
(In thousands)
Net loss before income taxes	$(4,322)	$(16,326)	$(8,961)	$(23,632)
Interest expense	964	181	1,363	369
Depreciation and amortization expense	552	503	1,104	948
EBITDA	$(2,806)	$(15,642)	$(6,494)	$(22,315)
Additional Adjustments:
Severances and One-Time Employee Related Costs	—	1,346	—	1,425
One-Time Reserves and Write Downs	—	2,562	—	2,562
Stock Based Compensation Expense	432	384	618	712
Adjusted EBITDA	$(2,374)	$(11,350)	$(5,876)	$(17,616)

Adjusted EBITDA. The Company improved its negative Adjusted EBITDA by 79.1% when comparing the three months ended June 30, 2023 and 2022 with a $9.0 million improvement year-over-year driven by the Company's improved gross margins and rationalized spending. Stryve decreased its negative Adjusted EBITDA during the six months ended June 30, 2023 from $(17.6) million to $(5.9) million. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of Adjusted Earnings per Share to Basic/Diluted Net Loss per Share, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
(In thousands except share and per share information)
Net loss	$(4,309)	$(16,354)	$(8,951)	$(23,668)
Weighted average shares outstanding	2,105,620	2,063,099	2,095,621	2,023,713
Basic & Diluted Net Loss per Share	$(2.05)	$(7.93)	$(4.27)	$(11.70)
Additional Adjustments*:
Severances and One-Time Employee Related Costs	—	0.65	—	0.70
One-Time Reserves and Write Downs	—	1.24	—	1.27
Stock Based Compensation Expense	0.21	0.19	0.29	0.35
Non-Cash Interest Attributable to Warrants Issued in Connection with Notes **	0.18	—	0.18	—
Adjusted Earnings per Share	$(1.66)	$(5.85)	$(3.80)	$(9.38)

* Information regarding these adjustments can be found in the Additional Adjustments to EBITDA section above.

** The Company allocated the proceeds from the April 2023 Financing transaction between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that is being amortized through December 31, 2023. Accordingly, the Company recognized non-cash interest expense of $0.4 million in connection with the discount for the three and six months ended June 30, 2023.

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

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. For the six months ended June 30, 2023, we incurred an operating loss of $7.6 million and used cash in operations of $5.2 million. As of June 30, 2023, the Company has approximately $11.2 million of indebtedness and working capital excluding cash and debt of $5.8 million which compares to the $7.6 million as of December 31, 2022.

During the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $15.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.0 million (net of repayments) of the asset based line of credit as of June 30, 2023. See Note 5 to our financial statements included herein for a description of the asset based line of credit and Note 6 for a description of the term loan.

We have experienced a slower sell-through of our rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized, slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022 and during the first half of 2023, we experienced irregular order patterns from our retail and distribution customers due to what we believe to be working capital management activities not specific to our products in which retailers and distributors may have sought to bring down their inventory levels broadly.

In 2023, we have had to make significant investments in our working capital to support increased distribution with marquee retailers coming online throughout the year. Many of these distribution resets have been secured in large part due to our new packaging design. Accordingly, we have had to build net new inventories to support these upcoming resets. This investment in inventory ahead of sales has put pressure on our liquidity position given the structure and terms of our credit facilities and has required us to seek external financing. While we anticipate the increased volumes will result in improved financial results and a significantly narrowed cash loss over time, we do anticipate continued growth which, depending on the rate of growth, may require more external financing.

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1.2 million from related parties. These notes have a maturity date of December 31, 2023.

In June 2023, we entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. No shares were sold under the at-the-market equity facility during the three months ended June 30, 2023.

While these most recent financings have provided us with liquidity to support our near-term goals, given the December 31, 2023 maturity date of the April 2023 debt financing, we are still evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business reorganization plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some of our operations, which could materially harm our business, financial condition and results of operations.

Notwithstanding the foregoing, we have examined spending throughout our business and we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact was a 51.5% reduction in total operating expenses leading to a $15.5 million improvement in our pre-tax net loss in the first half of 2023 despite lower sales when comparing to the first half of 2022. Further, we have instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful price increases in 2022. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals. We also anticipate reducing our inventory levels throughout 2023 which would be a near-term source of liquidity

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the three months ended June 30, 2023 are issued. The Company's plan includes the items noted above as well as securing additional external financing which may include raising debt or equity capital. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms.

Cash Flows. The following tables show summary cash flows information for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
	(unaudited)
(In thousands)
Net cash used in operating activities	$(5,213)	$(20,379)
Net cash used in investing activities	(64)	(1,992)
Net cash provided by financing activities	4,974	25,165
Net (decrease) increase in cash and cash equivalents	$(303)	$2,794

Net Cash used in Operating Activities. Net cash used in operating activities decreased $15.1 million from $20.4 million in the six months ended June 30, 2022 compared to $5.2 million through the six months ended June 30, 2023. This decrease is primarily attributable to the decrease in net losses during the six months ended June 30, 2023, as compared to the prior year period.

Net Cash used in Investing Activities. Net cash used in investing activities decreased from $2.0 million in the six months ended June 30, 2022, to $0.1 million in the six months ended June 30, 2023, representing a $1.9 million decrease when comparing the same period year over year. We believe our current manufacturing and fulfillment assets are generally sufficient to meet the near-term potential demand for our products and don't foresee the need for significant capital expenditures to facilitate growth in the coming quarters.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $20.2 million less in cash for the Company in the six months ended June 30, 2023, compared to the comparable period a year ago due the January 2022 PIPE transaction. In the six months ended June 30, 2023, we generated cash from financing activities of $5.0 million primarily driven by the proceeds from the $4.1 million in secured promissory notes.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities.

As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Revenue Loan and Security Agreement	$3,842	$3,889
Invoice Purchase and Security Agreement	2,000	—
Broken Stone Agreement	35	52
Less: current portion	(272)	(245)
Total long-term debt, net of current portion	$5,605	$3,697

As of June 30, 2023 and December 31, 2022, short-term borrowings and current portion of long-term debt consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Invoice Purchase and Security Agreement	$882	$1,046
Promissory Notes	2,974	—
Commercial Premium Finance Agreement	128	725
Current portion of long-term obligations	272	245
Total short-term borrowings and current portion of long-term debt	$4,257	$2,016

Future minimum principal payments on the notes payable as of June 30, 2023, are as follows:

2023 (for the remainder of)	$5,400
2024	332
2025	601
2026	1,179
2027	1,695
Thereafter	2,000
$11,206

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of and for the six months ended June 30, 2023, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	23%	—	23%	—
Customer B	18%	—	—	—
Customer C	10%	—	10%	—
Customer D	—	—	10%	—
Vendor A	—	36%	—	—
Vendor B	—	24%	—	—
Vendor C	—	21%	—	—

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the six months ended June 30, 2023 and the year ended December 31, 2022 and therefore, the risk of this is not significant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2023, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Lender Warrants

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes (the “Notes”) to select accredited investors (including certain members of the Company’s management and Board of Directors) (the “Lenders”). The Notes accrue interest annually at a rate of 12% and will mature upon the earlier of (i) December 31, 2023, or (ii) the closing of the next sale (or series of related sales) by the Company of its equity securities (other than pursuant to warrants described below), following the date of the Notes, from which the Company receives gross proceeds of not less than $3.0 million. The Notes are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders.

Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 Warrants. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective.

The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Each Lender has represented that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

At-The-Market Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. No shares were sold under the at-the-market equity facility during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
3.1	First Certificate of Amendment to First Amended and Restated Certificate of Incorporation (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2023)
4.1	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2023)
10.1	Form of Note (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC.

Date: August 14, 2023	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)