Form 10-Q
period 2023-09-30
STRYVE FOODS, INC.
filed 2023-11-14
CIK 1691936

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

For the quarter ended September 30, 2023

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

As of November 7, 2023, 1,995,480 shares of the registrant’s Class A common stock, $0.0001 par value, and 404,276 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$226,475	$623,163
Accounts receivable, net	3,045,723	2,488,693
Inventory, net	6,273,367	8,258,642
Prepaid expenses and other current assets	1,017,331	1,550,717
Total current assets	10,562,896	12,921,215

Property and equipment, net	7,491,276	8,816,573
Right of use asset, net	4,712,825	5,009,954
Goodwill	8,450,000	8,450,000
Intangible asset, net	4,180,273	4,362,024
TOTAL ASSETS	$35,397,270	$39,559,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,971,356	$3,009,875
Accrued expenses	2,407,248	1,727,555
Current portion of lease liability	349,847	327,915
Line of credit, net of debt issuance costs	2,754,443	1,046,101
Promissory notes payable, net of debt discount and debt issuance costs	2,580,156	—
Promissory notes payable due to related parties, net of debt discount and debt issuance costs	1,014,836	—
Current portion of long-term debt and other short-term borrowings	736,242	969,421
Total current liabilities	13,814,128	7,080,867

Long-term debt, net of current portion, net of debt issuance costs	3,519,933	3,696,578
Lease liability, net of current portion	4,467,894	4,734,128
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	1,555	1,555
Deferred stock compensation liability	358,390	89,828
Warrant liability	790	20,625
TOTAL LIABILITIES	29,662,690	23,123,581

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 1,968,482 and 1,714,973 shares issued and outstanding, respectively	196	172
Class V common stock - $0.0001 par value, 15,000,000 shares authorized, 405,313 and 419,941 shares issued and outstanding	41	42
Additional paid-in-capital	136,716,539	133,687,587
Accumulated deficit	(130,982,196)	(117,251,616)
TOTAL STOCKHOLDERS' EQUITY	5,734,580	16,436,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,397,270	$39,559,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SALES, net	$4,180,193	$6,170,468	$14,822,987	$24,537,180

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	3,624,236	4,786,054	12,253,094	26,453,793

GROSS PROFIT (LOSS)	555,957	1,384,414	2,569,893	(1,916,613)

OPERATING EXPENSES
Selling expenses	1,771,042	2,640,667	5,518,325	12,872,928
Operations expense	325,829	1,084,596	1,464,708	3,664,135
Salaries and wages	1,572,177	1,939,670	5,204,637	8,035,646
Depreciation and amortization expense	552,169	518,240	1,656,049	1,465,966
Gain on disposal of fixed assets	(11,000)	(50,280)	(9,705)	(74,292)
Total operating expenses	4,210,217	6,132,893	13,834,013	25,964,383

OPERATING LOSS	(3,654,260)	(4,748,479)	(11,264,120)	(27,880,996)

OTHER (EXPENSE) INCOME
Interest expense	(1,121,274)	(189,794)	(2,484,004)	(558,825)
Change in fair value of Private Warrants	1,185	14,644	19,835	99,954
Other income (expense)	2,423	(43,470)	(4,533)	(258,853)
Total other (expense) income	(1,117,666)	(218,620)	(2,468,702)	(717,724)

NET LOSS BEFORE INCOME TAXES	(4,771,926)	(4,967,099)	(13,732,822)	(28,598,720)
Income tax expense (benefit)	7,281	507	(2,242)	36,948

NET LOSS	$(4,779,207)	$(4,967,606)	$(13,730,580)	$(28,635,668)
Loss per common share:
Basic and diluted	$(2.14)	$(2.40)	$(6.41)	$(14.05)

Weighted average shares outstanding:
Basic and diluted	2,237,211	2,066,130	2,143,336	2,037,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2023	1,714,973	$172	419,941	$42	$133,687,587	$(117,251,616)	$16,436,185
Exchanged BV for Class A shares	10,241	1	(10,241)	(1)	—	—	—
Net loss	—	—	—	—	—	(4,642,556)	(4,642,556)
BALANCE, MARCH 31, 2023	1,725,214	$173	409,700	$41	$133,687,587	$(121,894,172)	$11,793,629
Exchanged BV for Class A shares	4,387	—	(4,387)	—	—	—	—
Issuance of Restricted Stock Awards	26,814	3	—	—	477,155	—	477,158
Issuance of Restricted Stock Units	1,173	—	—	—	62,752	—	62,752
Issuance of Warrants in connection with Debt Instrument	—	—	—	—	1,335,997	—	1,335,997
Net loss	—	—	—	—	—	(4,308,817)	(4,308,817)
BALANCE, JUNE 30, 2023	1,757,588	$176	405,313	$41	$135,563,491	$(126,202,989)	$9,360,719
Issuance of Restricted Stock Awards	14,329	1	—	—	117,797	—	117,798
Issuance of Restricted Stock Units	1,616	—	—	—	21,500	—	21,500
Payments in Lieu of Fractional Shares in connection with the Reverse Stock Split	—	—	—	—	(2,318)	—	(2,318)
Issuance of Class A Shares in connection with At-The-Market Offerings, net	194,949	19	—	—	1,016,069	—	1,016,088
Net loss	—	—	—	—	—	(4,779,207)	(4,779,207)
BALANCE, SEPTEMBER 30, 2023	1,968,482	$196	405,313	$41	$136,716,539	$(130,982,196)	$5,734,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2022	575,584	$58	766,824	$77	$100,553,135	$(84,111,171)	$16,442,099
PIPE Investment	166,462	17	—	—	32,311,170	—	32,311,187
Prefunded Warrants converted into Class A Common Stock	96,237	10	—	—	65	—	75
Post closing adjustment of Business Combination Agreement	—	—	—	—	(238,089)	—	(238,089)
Issuance of Restricted Stock Awards	7,233	1	—	—	36,708	—	36,709
Net loss	—	—	—	—	—	(7,313,742)	(7,313,742)
BALANCE, MARCH 31, 2022	845,516	$86	766,824	$77	$132,662,989	$(91,424,913)	$41,238,239
Prefunded Warrant converted into Common Stock Class A	236,906	17	—	—	243	—	260
Issuance of Restricted Stock Awards	33,408	3	—	—	172,849	—	172,852
Issuance of Restricted Stock Units	889	—	—	—	68,803	—	68,803
Net Loss	—	—	—	—	—	(16,354,319)	(16,354,319)
BALANCE, JUNE 30, 2022	1,116,719	$106	766,824	$77	$132,904,884	$(107,779,232)	$25,125,835
Prefunded Warrant converted into Common Stock Class A	146,667	15	—	—	205	—	220
Exchanged BV for Class A shares	267,601	27	(267,601)	(27)	—	—	—
Net Loss	—	—	—	—	—	(4,967,606)	(4,967,606)
BALANCE, SEPTEMBER 30, 2022	1,530,987	148	499,223	50	132,905,089	(112,746,839)	20,158,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,730,580)	$(28,635,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,474,298	1,284,215
Amortization of intangible assets	181,751	181,751
Amortization of debt issuance costs	222,666	—
Amortization of debt discount	880,623	—
Amortization of right-of-use asset	297,129	149,246
Gain on disposal of fixed assets	(9,705)	(74,292)
Prepaid media reserve	—	1,489,028
Bad debt expense	199,145	322,946
Stock based compensation expense	947,757	809,773
Change in fair value of Private Warrants	(19,835)	(99,954)
Changes in operating assets and liabilities:
Accounts receivable	(756,175)	434,401
Inventory	1,985,275	(1,711,074)
Vendor deposits	—	4,193
Prepaid media spend	—	45,520
Prepaid expenses and other current assets	533,386	(63,883)
Accounts payable	961,482	(554,144)
Accrued liabilities	679,693	1,000,225
Operating lease obligations	(244,302)	(115,904)
Net cash used in operating activities	(6,397,391)	(25,533,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(150,297)	(2,321,587)
Cash received for sale of equipment	11,000	41,000
Net cash used in investing activities	(139,297)	(2,280,587)

CASH FLOWS FROM FINANCING ACTIVITIES
PIPE capital raise	—	32,311,187
Exercise of Prefunded Warrants	—	555
Post closing adjustment of Business Combination Agreement	—	(238,089)
Proceeds from the issuance of common stock, net	1,016,088	—
Borrowings on long-term debt	—	3,940,035
Repayments on long-term debt	(120,643)	(4,989,218)
Borrowings on related party debt	1,175,000	—
Borrowings on short-term debt	16,555,768	1,135,883
Repayments on short-term debt	(12,268,986)	(2,000,000)
Debt issuance costs	(176,287)	(208,712)
Deferred offering costs	(38,622)	—
Payments in lieu of fractional shares in connection with the reverse stock split	(2,318)	—
Net cash provided by financing activities	6,140,000	29,951,641

Net change in cash and cash equivalents	(396,688)	2,137,433
Cash and cash equivalents at beginning of period	623,163	2,217,191
Cash and cash equivalents at end of period	$226,475	$4,354,624

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,160,466	$401,862
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$843,127	$1,012,693
Issuance of warrants in connection with debt instrument	$1,374,631	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

All share and per share amounts were retroactively adjusted in the Company's financial statements for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital.

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

The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from investors, in addition to bank loans. The Company's principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. The Company incurred net losses of approximately $13.7 million during the nine months ended September 30, 2023. Cash used in operating activities was approximately $6.4 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company has approximately $11.4 million of indebtedness and working capital excluding cash and debt of $3.6 million which compares to the $7.6 million as of December 31, 2022 .

During the third quarter of 2022, the Company secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to the Company subject to performance hurdles. Additionally, the Company secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment the Company's liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $2.9 million (net of repayments) of the asset based line of credit as of September 30, 2023. See Note 5 for a description of the asset based line of credit and Note 6 for a description of the term loan.

The Company has experienced a slower sell-through of its rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022 and during the first half of 2023, the Company experienced irregular order patterns from its retail and distribution customers due to what it believes to be working capital management activities not specific to the Company's products in which retailers and distributors may have sought to bring down their inventory levels broadly.

In 2023, the Company has had to make significant investments in its working capital to support increased distribution with marquee retailers coming online throughout the year. Many of these distribution gains have been secured in large part due to the new packaging design. Accordingly, the Company has had to build and projects continuing to build net new inventories to support these upcoming resets.

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

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. The Company sold an aggregate of 194,949 shares under the at-the-market equity facility for gross proceeds of $1.0 million as of September 30, 2023. As of September 30, 2023, $4.7 million remains available under the facility.

Throughout the third quarter of 2023, the Company has strategically managed down its inventory levels, as planned, which has yielded a positive contribution to operating cash flow of approximately $2.0 million.

While these most recent financings have provided the Company with liquidity to support its near-term goals, given the December 31, 2023 maturity date of the April 2023 debt financing, the Company is still evaluating several different strategies to enhance its liquidity position. These strategies may include, but are not limited to, pursuing additional actions under the Company's business reorganization plan, seeking to refinance or extend the term of such debt and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to the Company when, and in the amounts needed, it could be required to delay, scale back, or abandon some of its operations, which could materially harm its business, financial condition and results of operations.

Notwithstanding the foregoing, the Company has examined spending throughout its business and continues to identify ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The Company has also sought to optimize its channel strategy and rationalize its customer and product portfolio to eliminate sales that detract from its profitability goals. The Company also anticipates further reductions in its inventory levels through the balance of the year which could be a near-term source of liquidity augmenting its existing debt and equity facilities.

The Company has prepared cash flow forecasts which indicate that based on its expected operating losses and cash consumption due to growth in working capital, it believes that absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended September 30, 2023 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including its ability to raise sufficient capital on favorable terms, if at all.

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

Accounts Receivable and Allowance for Doubtful Accounts, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. The Company records accounts receivable at their net realizable value, which requires management to estimate the collectability of the Company’s receivables. Judgment is required in assessing the realization of these receivables, including the credit worthiness of each counterparty and the related aging of past due balances. Management provides for an allowance for doubtful accounts equal to the estimated uncollectable amounts, in addition to a general provision based on historical experience. Management provides for the customer accommodations based upon a general provision of a percentage of sales in addition to known deductions. As of September 30, 2023, and December 31, 2022, the allowance for doubtful accounts and returns and deductions totaled $771,446 and $117,360, respectively. Total bad debt expense for the three and nine months ended September 30, 2023 was $118,939 and $199,145, respectively. Total bad debt expense for the three and nine months ended September 30, 2022, was $34,323 and $322,946, respectively.

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

For the nine months ended September 30, 2023 and 2022, the following customers and vendors represented more than 10% of consolidated sales and purchases, respectively.

	2023	2022
Customer A	20%	10%
Customer B	15%	—
Customer C	11%	—
Customer D	10%	—
Customer E	—	36%
Vendor A	39%	—
Vendor B	21%	61%
Vendor C	19%	—
Vendor D	—	10%
Vendor E	—	10%

As of September 30, 2023 and 2022, the following customers and vendors represented more than 10% of accounts receivable and accounts payable balances, respectively.

	2023	2022
Customer A	12%	10%
Customer C	20%	10%
Customer F	15%	—
Customer G	—	27%

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

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, for the nine months ended September 30, 2022, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants were exercisable for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss.

As of September 30, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2023	2022

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January 2022 Offering	10,294,118	10,294,118
Warrants - April 2023 Financing	7,964,550	—
Restricted Stock Awards - unvested	39,910	26,700
	29,296,078	21,318,318

The weighted average number of shares outstanding for purposes of per share calculations includes the pre-funded warrants as if they had been exercised as well as the Class V shares on as-exchanged basis.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of September 30, 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of September 30, 2023, there have been 361,477 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for and equal number of shares of Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

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

Note 4 - Inventory, net

As of September 30, 2023, and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$1,500,258	$1,614,712
Work in process	364,776	308,569
Finished goods	4,408,333	6,335,361
Total Inventory, net	$6,273,367	$8,258,642

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. As of September 30, 2023 and December 31, 2022 the reserve for slow moving and obsolete inventory was $713,366 and $708,858 respectively. Inventory write-offs for the three and nine months ended September 30, 2023 was $86,461 and $66,659, respectively. Inventory write-offs for the three and nine months ended September 30, 2022, was $34,720 and $856,502, respectively.

Note 5 - Line of Credit

On September 28, 2022, certain subsidiaries of the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the “PSA”) with Alterna Capital Solutions LLC (the “Lender”) providing for (a) the purchase by the Lender of certain of the subsidiaries’ accounts receivable, and (b) financing based upon a percentage of the value of the subsidiaries’ inventory. Pursuant to the PSA, the subsidiaries agree to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. The PSA was amended to decrease the maximum amount potentially available to be deployed by the Lender at any given time $15,000,000 to $8,000,000. The maximum amount may be increased to an amount up to $20,000,000. Pursuant to the Inventory Finance Rider to the RSA, the subsidiaries may request advances from time to time based upon the value of the subsidiaries’ inventory. Such advances bear interest at the current prime rate plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory.

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

As of September 30, 2023 and December 31, 2022, $2,872,694 and $1,257,301, respectively, was borrowed under the financing agreement. The Company recognized approximately $113,167 and $324,798 in interest expense for the three and nine months ended September 30, 2023, respectively. No interest was recorded in the comparable periods in prior year.

Note 6 - Debt

As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Revenue Loan and Security Agreement, net of debt issuance costs	$3,812,725	$3,889,442
Broken Stone Agreement	24,775	51,918
Less: current portion	(317,567)	(244,782)
Total long-term debt, net of current portion	$3,519,933	$3,696,578

As of September 30, 2023 and December 31, 2022, short-term borrowings and current portion of long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Invoice Purchase and Security Agreement, net of debt issuance costs	$2,754,443	$1,046,101
Promissory Notes, net of debt discount and debt issuance costs	3,531,639	—
Commercial Premium Finance Agreement	482,029	724,639
Current portion of long-term obligations	317,567	244,782
Total short-term borrowings and current portion of long-term debt	$7,085,677	$2,015,522

Outstanding as of September 30, 2023

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021, through maturity on June 1, 2023. As of September 30, 2023, the balance on this loan was $24,775.

The Company entered into Commercial Premium Finance Agreements with terms less than one year and with interest rates ranging from 4.64% to 7.50%. The proceeds from these transactions were used to partially fund the premiums due under some of the Company's insurance policies. The amounts payable are secured by the Company's rights under such policies. As of September 30, 2023 and December 31, 2022, the combined remaining balance totaled $482,029 and $724,639, respectively. The Company recognized approximately $7,130 and $30,068 in interest expense for the three and nine months ended September 30, 2023, respectively. The Company recognized approximately $2,696 in interest expense for the three and nine months ended September 30, 2022.

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

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.0%. As of September 30, 2023 and December 31, 2022, the balance on this loan was $3,890,111 and $3,983,611, respectively. The Company recognized approximately $130,273 and $357,936 in interest expense for the three and nine months ended September 30, 2023, respectively. The Company recognized approximately $1,398 in interest expense for the three and nine months ended September 30, 2022.

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

The Company has accounted for the Notes as debt in accordance with ASC 470-10-25 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 66.1%. As of September 30, 2023 , the outstanding balance on the Notes was $4,089,000 of which $1,175,000 was due to related parties. In accordance with ASC 470-20-25-2, the Company allocated the proceeds between the Notes and Warrants based on their relative fair values. The allocation resulted in a discount to the Notes of $1,374,631 that is being amortized over the term of the Notes. The Company recognized approximately $681,040 and $1,214,027 in interest expense inclusive of debt discount amortization of $494,008 and $880,623 for the three and nine months ended September 30, 2023, respectively. The unamortized debt discount is $494,008 as of September 30, 2023.

Future minimum principal payments on debt as of September 30, 2023 are as follows:

2023 (for the remainder of)	$5,212,855
2024	2,641,910
2025	589,109
2026	1,155,911
2027	1,758,821
Thereafter	—
$11,358,606

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, no liability for unrecognized tax benefits was required to be reported and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be (0.017)%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax expense (benefit) of $7,281 and ($2,242) for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company has reported income tax expense of $507 and $36,948.

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

As of September 30, 2023, there have been 361,477 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of September 30, 2023, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of September 30, 2023.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of September 30, 2023, there were 197,500 Private Warrants outstanding.

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

On April 19, 2023, the Company issued certain lenders warrants (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the April 2023 Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with related parties. Each warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter. As of September 30, 2023, there were 7,964,550 April 2023 Warrants outstanding.

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

As of September 30, 2023, the Company had 321,166 shares of Class A common stock remain available for issuance under the Incentive Plan.

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of September 30, 2023, the Company had 321,166 shares available for grant under its stock plans. As of September 30, 2023, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,902,420 and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2023	14,578	$48.47
Granted	29,500	15.30
Forfeited	(1,811)	77.40
Vested	(3,778)	22.30
Restricted Stock at September 30, 2023	38,489	$24.26

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2023	42,200	$27.92	7,500	$12.45
Granted	—	—	41,786	7.42
Forfeited	—	—	—	—
Vested	(10,764)	28.78	(40,811)	7.42
Restricted Stock at September 30, 2023	31,436	$27.62	8,475	$11.86

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, $196,548 and $593,762, respectively, were recorded in salaries and wages. For the three and nine months ended September 30, 2022, $(108,006) and $500,805, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, $133,244 and $353,995, respectively, were recorded in selling expenses. For the three and nine months ended September 30, 2022, $205,801 and $308,968, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

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

The following table presents information about the Company’s liability measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Liabilities:
Warrant liability - Private Warrants	3	$790	$20,625

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

On September 30, 2023, the Private Warrants were determined to have a fair value of $0.06 per warrant for an aggregate fair value of $790.

The following table presents the change in the fair value of warrant liabilities for the period:

Warrant Fair Values	Private
Fair value as of December 31, 2022	$20,625
Change in fair value	(19,835)
Fair value as of September 30, 2023	$790

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $187,265 and $554,450 during the three and nine months ended September 30, 2023, respectively. The Company recognized interest expense of $183,593 and $543,578 during the three and nine months ended September 30, 2022, respectively.

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

Other. During the three and nine months ended September 30, 2022, the Company purchased approximately $9,620 and $143,420, respectively, in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). No amounts were purchased during the three and nine months ended September 30, 2023. There were no amounts owed to the Related Party Manufacturer as of September 30, 2023 and December 31, 2022.

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

New Packaging & Retail Distribution Growth

A key piece of our retail growth strategy is tied to making the product more available and approachable. To accomplish this we completed a strategic redesign of our packaging with retail conversion at the forefront of design considerations. We collaborated with both consumers and retailers as we sought to optimize the packaging for retail conversion. We received a positive response from many retail partners on the new designs, garnering additional distribution in the process. We began manufacturing select items in the new packaging during the second quarter of 2023 and towards the end of the second quarter, our new packaging began to ship to select retailers. Over the last five months, we have seen year-over-year gains in our retail distribution footprint, and price-mix ultimately leading to increased retail sales and market share within measured distribution channels.

We are encouraged by the initial consumer and retailer response to our updated packaging and are excited to track what we believe will be attractive retail velocities across our portfolio as the new packaging continues to roll out over the foreseeable future.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, we acknowledge that meaningful portion of net sales in the prior year came from products, customers, and/or channels that have been rationalized. Despite the negative impact to net sales that this rationalization has had, our most valuable revenues are supported by improved trend in the retail consumption of our products.

Optimizing Spend and Reducing Losses

Our third quarter results are a product of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and believe we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 30.7% year-over-year reduction in total operating expenses in the third quarter of 2023, resulting in a 28.5% year-over-year improvement in our Adjusted EBITDA Loss despite lower sales when comparing to the prior year period. We believe that our optimized spending plan has benefited from portfolio-wide price increases taken in 2022 and productivity initiatives throughout our supply chain. While we intend to continue to invest to drive meaningful growth in net sales, we are doing so in a disciplined manner that acknowledges the fundamental changes in direct-to-consumer advertising markets and shopper behavior. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

At-The-Market Equity Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which we may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. As of September 30, 2023, $4.7 million remains available under the facility and the following shares were sold:

Three Months Ended September 30,
2023
(unaudited)
(In thousands, except share and per share information)
Number of common shares sold	194,949
Weighted average sale price per share	$5.37
Gross proceeds	$1,048
Net proceeds	$1,016

April 2023 Financing Transaction

On April 19, 2023, the we issued an aggregate of $4.1 million in principal amount of secured promissory notes (the “Notes”) to select accredited investors (including certain members of the Company’s management and Board of Directors) (the “Lenders”). The Notes carry an interest rate of 12% and have a maturity December 31, 2023. Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 Warrants convertible to 530,970 shares of Class A common stock. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The Company accounted for the transaction by allocating the proceeds between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that is being amortized over the term of the Notes. Accordingly, the Company recognized non-cash interest expense of $0.5 million in connection with the discount for the quarter ended September 30, 2023.

Supply Chain Challenges & Increased Cost Environment

Throughout 2022, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While have made efforts to mitigate these challenges, these factors have continued to have an impact on our financial results in 2023.

We expect many of these inflationary pressures to persist in the near future, including the price of beef, which may negatively impact our gross margins if we are unsuccessful in mitigating these through our procurement strategies and pricing initiatives. We continue to track new developments affecting these inflationary pressures as we execute on our strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, strategic sourcing, improving our manufacturing yields, investing in further automation, and rationalizing spend throughout the organization.

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

Change in Management and Solidifying Strategy

In May of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management thoughtfully reviewed the business, strategy, near-term prospects, and its path to profitability. From this, management identified certain one-time write-downs for assets that were non-core to the go-forward plan as well as identified necessary write-downs of inventory and incurring one-time employee costs related to actions taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter of 2022, and continued with a tapering effect throughout the first nine months of 2023.

Downstream Inventory Management

We experienced atypical order patterns from our retail and distribution customers in the first half of 2023, a continuation of what we experienced in the fourth quarter of 2022. Notwithstanding orders related to new distribution pipeline fills, typically retailer and distributor order patterns closely mirror consumers' consumption of a brand's product off of the shelves. In the fourth quarter of 2022, we saw orders and consumption diverge which we believe indicates that retailers and distributors have been managing down their inventory levels. The net effect of this dynamic is two-fold for our business. First, there was a negative impact to our 2023 year to date net sales as the rationalization occurred. Second, with so much industry-wide inventory rationalization, our ability to quickly monetize our slow moving and obsolete inventory has also been impacted throughout 2023.

Results of Operations –Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Three Months Ended September 30,
	2023		2022
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$4,180	100.0%	$6,170	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	3,624	86.7%	4,786	77.6%
GROSS PROFIT	556	13.3%	1,384	22.4%

OPERATING EXPENSES
Selling expenses	1,771	42.4%	2,641	42.8%
Operations expense	326	7.8%	1,085	17.6%
Salaries and wages	1,572	37.6%	1,940	31.4%
Depreciation and amortization expense	552	13.2%	518	8.4%
Gain loss on disposal of fixed assets	(11)	(0.3)%	(50)	(0.8)%
Total operating expenses	4,210	100.7%	6,133	99.4%
OPERATING LOSS	(3,654)	(87.4)%	(4,748)	(77.0)%

OTHER (EXPENSE) INCOME
Interest expense	(1,121)	(26.8)%	(190)	(3.1)%
Change in fair value of Private Warrants	1	0.0%	15	0.2%
Other income (expense)	2	0.1%	(43)	(0.7)%
Total other (expense) income	(1,118)	(26.7)%	(219)	(3.5)%
NET LOSS BEFORE INCOME TAXES	$(4,772)	(114.2)%	$(4,967)	(80.5)%

Net sales. Net sales decreased by $2.0 million from $6.2 million during the three months ended September 30, 2022 to $4.2 million during the three months ended September 30, 2023, representing a reduction of 32.3% for the comparable periods. The strategic rationalization of revenue was the largest contributor to the year-over-year decline which began in the third quarter of 2022. Further, the prior year period was benefited by a non-normal increase in shipments driven by the catch up of network-wide out of stocks stemming from execution issues the Company experienced in Q2 2022. This dynamic did not exist in the current year period.

Cost of Goods Sold. Cost of goods sold decreased by $1.2 million from $4.8 million in the three months ended September 30, 2022 to $3.6 million in the three months ended September 30, 2023, which was driven primarily by decreased sales volume and productivity initiatives. However, inflationary pressures on inputs, primarily beef, have partially offset some of the productivity and yield improvements we have made to our cost of goods on a variable rate basis. Overall commodity beef prices were higher in the third quarter of 2023 compared to the third quarter of the prior year. That being said, our production scheduling and procurement strategies significantly mitigated the impact these increased beef prices could have had during the quarter.

Gross Profit. Gross profit decreased $0.8 million from $1.4 million in the three months ended September 30, 2022 to $0.6 million in the three months ended September 30, 2023. As a percent of net sales, gross profit was 13.3% in the third quarter of 2023, compared to a 22.4% in the third quarter of 2022. A few primary factors contribute to this performance:

•
We evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin sales that occurred in the prior year period, this has also resulted in lower plant utilization in 2023 which has partially muted the gross margin impact we expected to receive from progress we've made on a unit economic basis.
•
As we have transitioned to our new packaging we have seen a slower draw down of our legacy packaged product than we had originally expected, particularly for products that have been rationalized, which has led to charges for slow moving and aged inventory as some of this legacy product has had to be written off and or sold through discount channels.

•
Commodity beef prices were higher throughout the three months ended September 30, 2023 as compared to the same period in 2022. We helped mitigate the impact of this through our inventory management and production planning strategies with more of our production occurring before seasonal increases in commodity prices took hold.
•
During the second half of 2022 and into the first half of 2023, we implemented mitigating strategies to lessen the impact of supply chain challenges and cost increases including but not limited to, strategic sourcing, improving our manufacturing yields, and labor optimization.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $0.8 million from $2.6 million in the three months ended September 30, 2022 to $1.8 million in the three months ended September 30, 2023. We decreased our spend with respect to certain marketing efforts including digital media advertising and paid search in the third quarter of 2023 compared to the same period in 2022 in favor of increased focus on strategies to support retail velocities. Further, through streamlining the organization and creating a more focused approach, we were able to make meaningful progress in reducing our spend attributable to third party professional fees.
•
Operations expense. Operations expenses decreased by $0.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 which was primarily driven by reduced sales volume. Additionally, our overall sales mix in three months ended September 30, 2023 allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $0.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, decreasing from $1.9 million to $1.6 million. This decrease is mostly attributable to the restructuring and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.1 million from $0.5 million in the three months ended September 30, 2022 to $0.6 million compared to the three months ended September 30, 2023 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $1.0 million from $4.7 million in the three months ended September 30, 2022 to $3.7 million in the three months ended September 30, 2023 and is primarily attributable to decreased total operating expenses partially offset by lower gross profit.

Interest Expense. Interest expense increased by $0.9 million from $0.2 million in the three months ended September 30, 2022 to $1.1 million in the three months ended September 30, 2023. Interest expense includes non-cash interest of $0.5 million stemming from the accounting treatment of the warrants issued in connection the debt financing consummated in April 2023. In addition, interest expense increased by $0.1 million related to the Loan Agreement, $0.1 million related to the PSA, and $0.1 million related to the Notes which were not in place for the entire prior year quarter.

Net Loss Before Income Taxes. Net loss before income taxes decreased $0.2 million from $5.0 million in three months ended September 30, 2022 to $4.8 million in the three months ended September 30, 2023, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses offset by lower gross profit and an increase in interest expense.

Results of Operations –Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30,
	2023		2022
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$14,823	100.0%	$24,537	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	12,253	82.7%	26,454	107.8%
GROSS PROFIT	2,570	17.3%	(1,917)	(7.8)%

OPERATING EXPENSES
Selling expenses	5,518	37.2%	12,873	52.5%
Operations expense	1,465	9.9%	3,664	14.9%
Salaries and wages	5,205	35.1%	8,036	32.7%
Depreciation and amortization expense	1,656	11.2%	1,466	6.0%
Gain loss on disposal of fixed assets	(10)	(0.1)%	(74)	(0.3)%
Total operating expenses	13,834	93.3%	25,964	105.8%
OPERATING LOSS	(11,264)	(76.0)%	(27,881)	(113.6)%

OTHER (EXPENSE) INCOME
Interest expense	(2,484)	(16.8)%	(559)	(2.3)%
Change in fair value of Private Warrants	20	0.1%	100	0.4%
Other expense	(5)	(0.0)%	(259)	(1.1)%
Total other (expense) income	(2,469)	(16.7)%	(718)	(2.9)%
NET LOSS BEFORE INCOME TAXES	$(13,733)	(92.6)%	$(28,599)	(116.6)%

Net sales. Net sales decreased by $9.7 million from $24.5 million during the nine months ended September 30, 2022 to $14.8 million during the nine months ended September 30, 2023, representing a reduction of 39.6% for the comparable periods. The primary driver of net sales in the prior year period was a chain-wide limited-time savings event with the one of the nation's largest retailers in the second quarter of 2022. As an extension of our restructuring plans, this program, along with other rationalized revenue, was not repeated during the nine months ended September 30, 2023. The strategic rationalization of revenue was the largest contributor to the year-over-year decline.

Cost of Goods Sold. Cost of goods sold decreased by $14.2 million from $26.5 million in the nine months ended September 30, 2022 to $12.3 million in the nine months ended September 30, 2023, which was driven primarily by decreased sales volume and productivity initiatives. However, inflationary pressures on inputs, primarily beef, have partially offset some of the productivity and yield improvements we have made to our cost of goods on a variable rate basis.

Gross Profit. Gross profit increased $4.5 million from $(1.9) million in the nine months ended September 30, 2022 to $2.6 million in the nine months ended September 30, 2023. As a percent of net sales, gross profit was 17.3% in 2023, compared to a negative 7.8% in 2022. A few primary factors contribute to this performance:

•
We instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful portfolio-wide price increases in the second half of 2022.
•
During the second half of 2022 and into the 2023, we implemented mitigating strategies to lessen the impact of supply chain challenges and cost increases including but not limited to, strategic sourcing, improving our manufacturing yields, and labor optimization.
•
We evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin sales that occurred in the prior year period, this has also resulted in lower plant utilization in 2023 which has partially muted the gross margin impact we expected to receive from progress we've made on a unit economic basis.
•
We experienced increasing pressure on direct labor wage rates in 2022. These inflationary pressures necessitated increases to our direct labor rates throughout 2022 and resulting in a higher labor rate in 2023 as compared to the prior year period.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $7.4 million from $12.9 million in the nine months ended September 30, 2022 to $5.5 million in the nine months ended September 30, 2023. We decreased our spend with respect to our marketing efforts including digital media advertising and paid search in 2023 compared to the same period in 2022 in favor of increasing our focus on strategies to support retail velocities. Further, by streamlining the organization and creating a more focused approach, we were able to make meaningful progress in reducing our spend attributable to third party professional fees. In addition, as part of management's go-forward plan in the second quarter of 2022, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets which had been held on the balance sheet. There was no activity against such reserves in 2023.
•
Operations expense. Operations expenses decreased by $2.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. In addition to the reduction in volume, our overall sales mix in nine months ended September 30, 2023 allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $2.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, decreasing from $8.0 million to $5.2 million. This decrease is mostly attributable to the restructuring and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.2 million from $1.5 million in the nine months ended September 30, 2022 to $1.7 million compared to the nine months ended September 30, 2023 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $16.6 million from $27.9 million in the nine months ended September 30, 2022 to $11.3 million in the nine months ended September 30, 2023 and is primarily attributable to our restructuring efforts resulting in improved gross margins and decreased total operating expenses.

Interest Expense. Interest expense increased by $1.9 million from $0.6 million in the nine months ended September 30, 2022 to $2.5 million in the nine months ended September 30, 2023. Interest expense includes non-cash interest of $0.9 million stemming from the accounting treatment of the warrants issued in connection to the debt financing consummated in April 2023. In addition, interest expense increased by $0.2 million related to the Loan Agreement, $0.4 million related to the PSA, and $0.3 million related to the Notes which were not in place in the prior year period.

Net Loss Before Income Taxes. Net loss before income taxes decreased $14.9 million from $28.6 million in nine months ended September 30, 2022 to $13.7 million in the nine months ended September 30, 2023, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses and improved gross margins and partially offset by an increase in interest expense.

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

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to Net Loss Before Income Taxes, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
(In thousands)
Net loss before income taxes	$(4,772)	$(4,967)	$(13,733)	$(28,599)
Interest expense	1,121	190	2,484	559
Depreciation and amortization expense	552	518	1,656	1,466
EBITDA	$(3,099)	$(4,259)	$(9,593)	$(26,574)
Additional Adjustments:
Severances and One-Time Employee Related Costs	—	285	—	1,631
One-Time Reserves and Write Downs	—	—	—	2,562
Stock Based Compensation Expense	330	98	948	810
ATM Facility Setup Fees/Expenses	93	—	93	—
Legacy Product - Maui Relief Donations & Liquidation Sales	157	—	157	—
Adjusted EBITDA	$(2,519)	$(3,876)	$(8,395)	$(21,571)

Adjusted EBITDA. The Company improved its negative Adjusted EBITDA by 35.0% when comparing the three months ended September 30, 2023 and 2022 with a $1.4 million improvement year-over-year driven by the Company's rationalized spending. Stryve improved its negative Adjusted EBITDA during the nine months ended September 30, 2023 from $(21.6) million to $(8.4) million. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of Adjusted Earnings per Share to Basic/Diluted Net Loss per Share, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
(In thousands except share and per share information)
Net loss	$(4,779)	$(4,968)	$(13,731)	$(28,636)
Weighted average shares outstanding	2,237,211	2,066,130	2,143,336	2,037,895
Basic & Diluted Net Loss per Share	$(2.14)	$(2.40)	$(6.41)	$(14.05)
Additional Adjustments*:
Severances and One-Time Employee Related Costs	—	0.14	—	0.80
One-Time Reserves and Write Downs	—	—	—	1.26
Stock Based Compensation Expense	0.15	0.05	0.44	0.39
Non-Cash Interest Attributable to Warrants Issued in Connection with Notes **	0.22	—	0.41	—
ATM Facility Setup Fees/Expenses	0.04	—	0.04	—
Legacy Product - Maui Relief Donations & Liquidation Sales	0.07	—	0.07	—
Adjusted Earnings per Share	$(1.66)	$(2.21)	$(5.44)	$(11.60)

* Information regarding these adjustments can be found in the Additional Adjustments to EBITDA section above.

** The Company allocated the proceeds from the April 2023 Financing transaction between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that is being amortized through December 31, 2023. Accordingly, the Company recognized non-cash interest expense in connection with the discount of $0.5 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

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

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from investors, in addition to bank loans. Our principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. For the nine months ended September 30, 2023, we incurred an operating loss of $11.3 million and used cash in operations of $6.4 million. As of September 30, 2023, the Company has approximately $11.4 million of indebtedness and working capital excluding cash and debt of $3.6 million which compares to the $7.6 million as of December 31, 2022.

During the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $2.9 million (net of repayments) of the asset based line of credit as of September 30, 2023. See Note 5 to our financial statements included herein for a description of the asset based line of credit and Note 6 for a description of the term loan.

We have experienced a slower sell-through of our rationalized slow-moving, and obsolete inventory than expected due to many other consumer packaged goods companies conducting similar inventory management and rationalization programs at the same time creating a surplus of goods in the channels commonly used to sell off this type of rationalized slow-moving, or obsolete inventory. Additionally, as previously mentioned, in the fourth quarter of 2022 and during the first half of 2023, we experienced irregular order patterns from our retail and distribution customers due to what we believe to be working capital management activities not specific to our products in which retailers and distributors may have sought to bring down their inventory levels broadly.

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

In June 2023, we entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which we may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. The Company sold an aggregate of 194,949 shares were sold under the at-the-market equity facility for gross proceeds of $1.0 million as of September 30, 2023. As of September 30, 2023, $4.7 million remains available under the facility.

Throughout the third quarter of 2023, the Company has strategically managed down its inventory levels, as planned, which has yielded a positive contribution to operating cash flow of approximately $2.0 million.

While these most recent financings have provided us with liquidity to support our near-term goals, given the December 31, 2023 maturity date of the April 2023 debt financing, we are still evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business reorganization plan, seeking to refinance or extend the term of such debt and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. If capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some of our operations, which could materially harm our business, financial condition and results of operations.

Notwithstanding the foregoing, we have examined spending throughout our business and we identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact was a 46.7% reduction in total operating expenses leading to a $14.9 million improvement in our 2023 year to date pre-tax net loss despite lower sales when comparing to the same period in 2022. Further, we have instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful price increases in 2022. We have also sought to optimize our channel strategy and rationalize our customer and product portfolio to eliminate sales that detract from our profitability goals. The Company also anticipates further reductions in its inventory levels through the balance of the year which could be a near-term source of liquidity augmenting its existing debt and equity facilities.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date our condensed consolidated financial statements for the three and nine months ended September 30, 2023 are issued. The Company's plan includes the items noted above as well as securing additional external financing which may include raising debt or equity capital. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms.

Cash Flows. The following tables show summary cash flows information for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
(In thousands)
Net cash used in operating activities	$(6,397)	$(25,534)
Net cash used in investing activities	(139)	(2,281)
Net cash provided by financing activities	6,140	29,952
Net (decrease) increase in cash and cash equivalents	$(397)	$2,137

Net Cash used in Operating Activities. Net cash used in operating activities decreased $19.1 million from $25.5 million in the nine months ended September 30, 2022 compared to $6.4 million through the nine months ended September 30, 2023. This decrease is primarily attributable to the decrease in net losses of $14.9 million during the nine months ended September 30, 2023, as compared to the prior year period and an increase in cash flows from inventory of $2.7 million as compared to the prior year period.

Net Cash used in Investing Activities. Net cash used in investing activities decreased from $2.3 million in the nine months ended September 30, 2022, to $0.1 million in the nine months ended September 30, 2023, representing a $2.2 million decrease when comparing the same period year over year. We believe our current manufacturing and fulfillment assets are generally sufficient to meet the near-term potential demand for our products and don't foresee the need for significant capital expenditures to facilitate growth in the coming quarters.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $23.8 million less in cash for the Company in the nine months ended September 30, 2023, compared to the comparable period a year ago due the January 2022 PIPE transaction. In the nine months ended September 30, 2023, we generated cash from financing activities of $6.1 million primarily driven by the proceeds from the $4.1 million in secured promissory notes, $2.0 million in proceeds from PSA and $1.0 million in proceeds from the at-the-market equity facility.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities.

As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Revenue Loan and Security Agreement, net of debt issuance costs	$3,813	$3,889
Broken Stone Agreement	25	52
Less: current portion	(318)	(245)
Total long-term debt, net of current portion	$3,520	$3,697

As of September 30, 2023 and December 31, 2022, short-term borrowings and current portion of long-term debt consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Invoice Purchase and Security Agreement, net of debt issuance costs	$2,754	$1,046
Promissory Notes, net of debt discount and debt issuance costs	3,532	—
Commercial Premium Finance Agreement	482	725
Current portion of long-term obligations	318	245
Total short-term borrowings and current portion of long-term debt	$7,086	$2,016

Future minimum principal payments on debt as of September 30, 2023 are as follows:

2023 (for the remainder of)	$5,213
2024	2,642
2025	589
2026	1,156
2027	1,759
Thereafter	—
$11,359

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of and for the nine months ended September 30, 2023, customer and vendor concentrations in excess of 10% consolidated sales, purchases accounts receivable, and accounts payable are as follows:

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	20%	—	12%	—
Customer B	15%	—	—	—
Customer C	11%	—	20%	—
Customer D	10%	—	—	—
Customer F	—	—	15%	—
Vendor A	—	39%	—	—
Vendor B	—	21%	—	—
Vendor C	—	19%	—	—

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the nine months ended September 30, 2023 and the year ended December 31, 2022 and therefore, the risk of this is not significant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2023, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At-The-Market Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. The Company sold an aggregate of 194,949 shares under the at-the-market equity facility for gross proceeds of $1.0 million during the three months ended September 30, 2023. As of September 30, 2023, $4.7 million remains available under the facility.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

STRYVE FOODS, INC.

Date: November 14, 2023	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)