Form 10-K
period 2023-12-31
STRYVE FOODS, INC.
filed 2024-04-01
CIK 1691936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2023, as reported on the NASDAQ Capital Market, was approximately $16.2 million.

As of March 25, 2024, 2,784,151 shares of the registrant’s Class A common stock, $0.0001 par value, and 382,892 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

Documents Incorporated by Reference

Portions of the Company’s proxy statement in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

Auditor Firm ID: 688 Auditor Name: Marcum LLP Auditor Location: New York, NY, USA

Cautionary Statement about Forward-Looking Statements

The information in this Annual Report on Form 10-K includes “forward-looking statements.” Many statements included in this Annual Report on Form 10-K are not statements of historical fact, including statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “projection,” “should” or “will” or the negative thereof or other comparable terminology. These risks, uncertainties, assumptions and other important factors, which could cause actual results to differ materially from those described in these forward-looking statements, include:

•
the inability to achieve profitability due to commodity prices, inflation, supply chain interruption, transportation costs, operating costs, liquidity constraints, labor shortages, and/or lack of sufficient volume;
•
the ability to meet financial and strategic goals, which may be affected by, among other things, competition, supply chain interruptions, the ability to pursue a growth strategy and manage growth profitability, liquidity constraints, maintain relationships with customers, suppliers and retailers and retain its management and key employees;
•
the risk that retailers will choose to limit or decrease the number of retail locations in which Stryve’s products are carried or will choose not to carry or not to continue to carry Stryve’s products;
•
the possibility that Stryve may be adversely affected by other economic, business, and/or competitive factors;
•
the possibility that Stryve may not achieve its financial outlook;
•
Stryve's ability to maintain its listing on the Nasdaq Capital market;
•
Stryve's ability to maintain its liquidity position and implement cost savings measures;
•
Stryve's ability to continue as a going concern;
•
adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties; and
•
other risks and uncertainties described herein in Item 1A-Risk Factors.

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

PART I

ITEM 1. BUSINESS

Overview

Stryve is an emerging healthy snacking company which manufactures, markets and sells differentiated healthy snacking products that Stryve believes can disrupt traditional snacking categories. Stryve’s mission is “to help Americans snack better and live happier, better lives.” Stryve offers convenient snacks that are lower in sugar and carbohydrates and higher in protein than other snacks. Stryve offers all-natural, delicious snacks which it believes are nutritious and offer consumers a convenient healthy snacking option for their on-the-go lives.

Stryve’s current product portfolio consists primarily of air-dried meat snack products marketed under the Stryve®, Kalahari®, Braaitime®, and Vacadillos® brand names. Unlike beef jerky, Stryve’s all-natural air-dried meat snack products are made of beef and spices, are never cooked, generally contain zero grams of sugar, and are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives. As a result, Stryve’s products are Keto and Paleo diet friendly. Further, based on protein density and sugar content, Stryve believes that its air-dried meat snack products are some of the healthiest shelf-stable snacks available today. Stryve also sells human-grade air-dried pet treats marketed under the Two Tails® and Primal Paws brand names.

Stryve distributes its products in major retail channels, primarily in North America, including grocery, club stores, convenience stores and other retail outlets, as well as directly to consumers through its owned e-commerce websites as well as direct to consumer through the Amazon platform.

Stryve believes increased consumer focus in the U.S. on health and wellness will continue to drive growth of the nutritional snacking category and increase demand for Stryve’s products. Stryve has made substantial investments since its inception in product development, establishing its manufacturing facility, and building its marketing, sales and operations infrastructure to grow its business through both branded and private label opportunities. Stryve intends to continue to invest in product innovation and acquisition, improving its supply chain, increasing its manufacturing capacity, and expanding its marketing and sales initiatives to continue its growth.

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

Manufacturing capacity to support growth. By manufacturing its own products, Stryve believes it can maintain pricing advantages against its competitors, achieve margins that support marketing spend, streamline innovation and new product development, and capitalize on potential private label opportunities. Stryve believes that its state-of-the-art manufacturing facility can support its near-term growth plans with limited additional capital expenditures and is the only facility of scale with a full grant of inspection from the United States Department of Agriculture (“USDA”) to produce air-dried, never-cooked, shelf-stable meat snack products.

Experienced management team. We have built an experienced team of industry veterans with collectively over 50 years of experience across multiple branded consumer product, food and nutrition categories. Our CEO, Christopher Boever, previously served in various senior management roles at Hormel Foods Corp, Conagra Brands, Inc., Pinnacle Foods Corp, and Hain Celestial North America. Our co-founder and Chairman of the Board of Directors, Ted Casey, was the founder and CEO of Dymatize Nutrition, a nutrition supplement company. Alex Hawkins, our Chief Financial Officer, has experience acquiring, growing, and exiting businesses as a Principal at Rosewood Private Investments, a private equity firm. Katie Grady, our Chief Customer Officer, previously served as Vice President of Sales at Living Greens Farm and The Hain Celestial Group.

Data-driven direct-to-consumer business. Stryve has developed a meaningful direct-to-consumer business for its brands. By utilizing a data-driven approach to digital marketing, Stryve believes that it can more accurately target its ideal consumers.

Stryve’s Strategy

Pursue distribution growth in retail stores, augment private label opportunities, and expand its international distribution. Stryve has a strong relationship with leading retailers and distributors, including Walmart, Costco, Aldi, UNFI, KeHe, 7-Eleven and others. Stryve is working to expand its retail customer base store penetration across the grocery, mass, and convenience segments, as well as expanding the number of products available for sale at retail locations by adding additional product variations. Stryve is also working to grow its private label business with its retail customers, which can support Stryve’s efforts to place its branded products in those customers’ locations. In addition, Stryve may seek to develop relationships with international partners to expand its product sales outside the U.S. beyond its current very limited distribution in Canada and Mexico.

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

Leverage its e-commerce business as a competitive advantage. Stryve officially launched its Stryve.com direct-to-consumer business in the second quarter of 2020 and has sold its products directly to consumers through Amazon since 2018. Through 2021 e-commerce had been a key channel for growth for Stryve. While strategies have shifted to focus growth efforts on retail distribution, Stryve will utilize its direct relationship with consumers to better respond to trends in the market place, to test new product innovation, and to leverage these learnings in its sales story to retailers. Stryve uses focused targeted digital media to acquire, engage and retain consumers, including newsletters and discounts for initial and repeat consumer orders. E-commerce sales provide Stryve with attractive gross margins, prompt payment, and the ability to gather critical marketing data and test new product innovations.

Capture market share while introducing healthy snackers to the meat snack category. By gaining retail distribution and competing within the existing meat snack category, Stryve plans to capture market share from its meat snack competitors. Its superior products offer a better-for-you option without sacrificing taste. Stryve will seek to drive trial with existing meat snack consumers though performance driven trade promotions and effective shopper marketing programs in partnership with its retailers. Additionally, Stryve’s target consumer include healthy snack seekers, including consumers seeking to stay fit or diet, as well as runners, cyclists, and on-the-go families, many of whom are non-participants to the meat snack category. Stryve's e-commerce business is evidence of its ability to educate, attract and retain these consumers, utilizing targeted digital marketing, directed advertising and promotions, and informational videos. Through these efforts, Stryve is working to create a loyal group of healthy snack seeking consumers.

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

Kalahari Biltong®. Kalahari Biltong® is available in a variety of different flavor options. Each two-ounce bag of Kalahari Biltong® contains 160 calories, 32 grams of protein, and zero grams of sugar.

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

Vacadillos® Carne Seca. Vacadillos® Carne Seca is steak that is sliced, seasoned with various spices and flavors, including chiles and lime, air-dried, and sliced into lean strips. In Latin cultures, it is eaten as a snack and used in cooking. Vacadillos® Carne Seca is available in a variety of different flavor options. Other than chipotle honey, each one-ounce serving of Vacadillos® Carne Seca contains 15 grams of protein, and zero grams of sugar. Each one-ounce serving of the chipotle honey flavor of Vacadillos® Carne Seca contains 15 grams of protein, and one gram of sugar.

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

Braaitime® Sliced Biltong. Braaitime® biltong slabs are sliced and packaged for an on-the-go healthy snack. Braaitime® sliced biltong is available in a variety of different flavor options. A one-ounce serving of Braaitime® sliced biltong contains 80 calories, 15 grams of protein, zero grams of sugar, and 1 gram of carbohydrates.

Braaitime® Droëwors. Braaitime® droëwors are meat sticks made with the same beef as the biltong, except that droëwors are sliced and rolled into 4-inch sticks prior to drying. Braaitime® droëwors are available in a variety of different flavor options. A one-ounce serving of Braaitime® droëwors contains 100 calories, 14 grams of protein, zero grams of sugar, and 1 gram of carbohydrates.

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

Target Demographics

Stryve’s target consumers are “healthy snack seekers,” many of whom eat meat, but who do not commonly purchase products from the meat snacks category. Stryve believes that through their differentiated and innovative air-dried meat products and marketing efforts it will be able to bring healthy snack seekers to Stryve’s products. Stryve has segmented healthy snack seekers group into five different sub-groups; fit and focused, disciplined and dieters, runners, cyclists, and the largest category, families in motion. Stryve believes that these groups have above average household income, read nutritional labels and are seeking healthy snacks for themselves and their families. Stryve believes there is significant opportunity to expand its marketing, education and product sales to healthy snack seekers who are not necessarily looking for a biltong meat snack, but are looking for health snacks that are high in protein with minimal sugar, low in carbohydrates, are free of monosodium glutamate (MSG), gluten, nitrates, nitrites, and preservatives, are Keto and Paleo diet-friendly and are all natural. In addition, Stryve hopes to gain ubiquitous availability to shoppers in the traditional meat snack category offering an alternative to jerky and meat sticks, thus, providing current jerky and meat stick consumers a ‘better for you’ alternative.

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

Production Process.  Stryve believes that its manufacturing facility is the largest USDA approved air-dried meat manufacturing facility in the United States and that its extensive food safety procedures are proprietary. The manufacturing process for Stryve’s air-dried products generally consists of cutting whole muscle beef into steaks, mixing the steaks with spices, air-drying the meat, slicing and packaging finished products.

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

Distribution

Stryve distributes its products through a number of channels:

Retailers. Stryve distributes, either directly or through a distributor, its products in major retail channels, primarily in North America, including mass, convenience, grocery, club stores, and other retail outlets. Growing distribution is a key strategy for Stryve. Despite the Company's historical success at gaining points of distribution, its brands are not ubiquitously available in stores. Gaining retail distribution will help support net sales growth as well as allow for more efficient marketing spend as consumers will have more opportunities to buy the Company's products. Sales to Stryve’s largest retailers, Walmart Inc. and McLane Company, Inc. represented 21% and 13%, respectively of its net sales during the year ended December 31, 2023. Stryve continued to deepen its relationship with customers throughout 2023.

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

International. Stryve currently offers its products for sale to a limited extent in Canada and Mexico through distribution partners. International sales represent an area for potential expansion.

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

The snack industry is large and intensely competitive. In the meat snack market, Stryve’s competitors include Jack Links, Slim Jim (Conagra), Tillamook, Matador (Frito-Lay), Country Archer, Chef’s Cut, Krave, Old Trapper, Chomps, Epic and others. In addition, the healthy snacking industry is fragmented and highly competitive, and includes makers of protein bars, protein shakes and other specialty healthy snacks. Competitive factors include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design.

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

Employees

As of December 31, 2023, Stryve employed approximately 86 employees, with 25 employees in corporate positions and 61 employed in manufacturing and warehousing. None of Stryve’s employees are subject to a collective bargaining agreement and Stryve believes its overall relations with its workforce is good.

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

International

Currently, Stryve’s operations are solely in the United States. However, it offers its products for sale to a limited number of domestic export partners to serve international markets such as Canada and Mexico.

Executive Officers and Directors of the Company

Set forth below are the names, ages and positions of each of the individuals who serve as our directors and executive officers as of March 25, 2024:

Name	Age	Position
Executive Officers
Christopher Boever	56	Chief Executive Officer and Director
R. Alex Hawkins	38	Chief Financial Officer
Non-Employee Directors
Ted Casey	54	Chairman of the Board
Kevin Vivian	65	Director
B. Luke Weil	44	Director
Mauricio Orellana	59	Director
Robert “Bo” D. Ramsey III	43	Director
Gregory S. Christenson	56	Director
Chris Whitehair	58	Director

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

Non-Employee Directors

Ted Casey. Since the consummation of the Business Combination, Ted Casey has served as the Chairman of the Company’s Board. Mr. Casey was a co-founder of Stryve and served as the Chairman of its board. Mr. Casey founded and served as the CEO of Dymatize from 1993 to 2014 until its sale to Post Holdings in 2014. Mr. Casey has served as the CEO and Founder of DryBev Inc., a manufacturer of branded and private label nutritional supplements, since July 2011. Mr. Casey holds a BA from Tulane University. We believe Mr. Casey is qualified to serve on the Company’s Board due to his in-depth experience as a founder of Stryve and his prior experience founding and working with other vertically-integrated nutrition companies.

Kevin Vivian. Since the consummation of the Business Combination, Kevin Vivian has served as a member of the Company’s Board. Mr. Vivian served as a manager of Stryve from April 2018 until the Business Combination. Prior to such time, Mr. Vivian worked for 32 years for Pepsi Co., retiring in May 2018 after serving as its Senior Vice President of National Sales since January 2012 and the Division Vice President for Frito Lay from January 2002 through January 2012. Mr. Vivian has a BBA from Western Michigan. We believe Mr. Vivian is qualified to serve on the Company’s Board due to his years of experience as an executive in the consumer snacking industry.

Robert “Bo” D. Ramsey III. Since the consummation of the Business Combination, Mr. Ramsey has served as a member of the Company’s Board. Mr. Ramsey served as a director of Stryve since April 2019. Mr. Ramsey has served as the Chief Investment Officer for Oxford Financial Group, Ltd. since February 2021 and also serves as the firm's Co-Managing Partner. Prior to joining Oxford, he served as Co-Chief Investment Officer at Pendyne Capital, LLC from February 2020 through February 2021, where he managed alternative investment portfolios, after having worked there since October 2017. Prior to his time at Pendyne Capital, Mr. Ramsey was Deputy Chief Investment Officer at Indiana Public Retirement System from July 2016 through October 2017 after having worked there since April 2012. Mr. Ramsey received his Bachelor of Science and his MBA from Indiana University Kelley School of Business. He received his J.D. from Indiana University McKinney School of Law, where he graduated cum laude. He is a Chartered Financial Analyst and a Chartered Alternative Investment Analyst. Mr. Ramsey is a Board Member and Investment Committee Member of the Indianapolis Symphony Orchestra Foundation, an Advisory Board Member of Pacenote Capital, LLC and a Board Member of Top Echelon Software, Polywood, LLC, Innovative Displayworks, Inc., and Tile Redi, LLC. We believe Mr. Ramsey is qualified to serve on the Company’s Board due to his extensive experience as an investment manager.

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

Gregory S. Christenson has served as a member of the Board since October 2021. Mr. Christenson was the Chief Financial Officer of Champion Petfoods (which was purchased by Mars Pet Care in 2023) and served there from July 2019 July 2023, where he led finance, accounting, tax, legal, treasury, and strategy as well as corporate development. He joined Champion Petfoods from Amplify Snack Brands, Inc. (which was purchased by Hershey in 2018). At Amplify, Mr. Christenson served as the Chief Financial Officer and Executive Vice President, with responsibility for all public company financial and accounting aspects. Prior to his time at Amplify, he served as Chief Financial Officer of The WhiteWave Foods Company (which was purchased by Danone in 2017), as well as the Chief Financial Officer, America Foods and Beverages and Senior Vice President of WhiteWave. Prior to joining WhiteWave, Mr. Christenson was Chief Financial Officer and Vice President of Oberto Brands from 2011 to June 2013 and was responsible for the finance, accounting, IT, procurement and risk management functions. Before that he spent 14 years at Kraft Foods, Inc. in several financial leadership roles of expanding responsibility across several business units and functions, as well as a number of corporate roles. He spent the first seven years of his career in public accounting, mostly at KPMG. Mr. Christenson holds a Master of Business Administration in Finance from Northeastern University and Bachelor of Science in Accounting from Providence College. We believe Mr. Christenson is qualified to serve on the Company’s Board due to his years of experience as a CFO.

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

Our principal executive offices are located at Post Office Box 864, Frisco, Texas 75034, and our telephone number is (972) 987-5130. Our website address is www.stryve.com. We are required to file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We do not incorporate the information on our website into this Annual Report on Form 10-K and our web site address is included as an inactive textual reference only.

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
•
Stryve will need additional capital and it may not be available on acceptable terms or at all.
•
Stryve may not have or be able to generate sufficient cash to meet its current or future debt service obligations.
•
General economic or geopolitical conditions, including inflationary conditions, ongoing wars in Ukraine and the Middle East and the impact of pandemics, may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect Stryve's business, financial condition and results of operations.
•
Beef, other raw material and packaging costs can be volatile and have recently risen significantly as a result of inflation, supply chain issues, pandemics and other factors, which negatively impact the ability of Stryve to achieve profitability and its gross margins.
•
Stryve relies on a limited number of third-party suppliers, and may not be able to obtain beef and other raw materials on a timely basis or in sufficient quantities to produce its products or meet the demand for its products.
•
Stryve may not be able to compete successfully in the highly competitive meat snacks and total snacks industries.
•
Stryve’s brand and reputation may be diminished due to real or perceived quality or health issues with its products, including meat, which could materially and adversely affect its business, financial condition and results of operations.
•
Product removals, damaged product or safety concerns could adversely impact our results of operations.
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

Stryve has experienced net losses since its inception. In the years ended December 31, 2023 and 2022, Stryve incurred net losses of $19.0 million and $33.2 million, respectively, and has outstanding debt obligations and lease liabilities totaling $11.7 million and $4.7 million, respectively, as of December 31, 2023. Stryve's operating expenses and capital expenditures may increase in the foreseeable future as it continues to increase its customer base and supplier network, expand its product offerings and brands, expand marketing channels, invest in facilities, hire additional employees and enhance technology and production capabilities. The efforts to grow may prove more expensive than anticipated, and Stryve may not succeed in increasing its revenues and margins sufficiently to offset the potentially increased expenses. In addition, many of Stryve’s expenses, including certain costs associated with its existing and any future manufacturing facilities, are fixed and may impact Stryve's ability to reduce its losses. Accordingly, Stryve may not be able to achieve or sustain profitability, repay its outstanding indebtedness and it may incur significant losses for the foreseeable future.

Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.

We incurred net losses of $19.0 million and $33.2 million for the years ended December 31, 2023 and 2022, respectively, and have an accumulated deficit of approximately $136.3 million from the inception of the Company prior to the Business Combination through December 31, 2023. In addition, we have $8.4 million of outstanding indebtedness that is due within the next 12 months. Accordingly, our consolidated financial statements for the year ended December 31, 2023 are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued and based on an evaluation of the conditions described in Item 7 – Liquidity and Capital Resources and Note 2 – Liquidity and Going Concern to our consolidated financial statements included elsewhere in this Form 10-K, such conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from the ordinary course of business operations when they become due. We are also currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. We need additional funding to execute our business plan and continue operations. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm our business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

The substantial doubt about our ability to continue as a going concern may affect the price of our Class A common stock, may impact our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, may impact our ability to raise additional capital and may impact our ability to comply going forward with covenants in our debt agreements.

Stryve will need additional capital and it may not be available on acceptable terms or at all.

Stryve will need to access additional capital to finance its operations. However, financing may not be available to Stryve on acceptable terms, or at all. Stryve’s ability to obtain additional financing will be subject to several factors, including market conditions, its operating performance and investor sentiment and any financial or operating covenants required. These factors may make the timing, amount, terms or conditions of additional financing unattractive, if available. If Stryve cannot generate sufficient funds from operations or raise additional capital on a timely basis when needed, its growth or operations could be impeded and its ability to continue as a going concern would be materially impacted.

Stryve may not have or be able to generate sufficient cash to meet its current or future debt service obligations.

Stryve’s ability to meet its current or future debt service obligations or to refinance its current or future debt, depends on its operating and financial performance, which will be affected by Stryve’s ability to successfully implement its business strategy as well as general macroeconomic, financial, competitive, regulatory and other factors beyond its control. As of December 31, 2023, Stryve has $8.4 million of outstanding indebtedness due within the next twelve months. If Stryve cannot generate sufficient cash to meet its debt service requirements or if Stryve is unable to refinance its debt, Stryve may, among other things, need to delay planned capital expenditures or investments or sell material assets to meet those obligations.

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

General economic or geopolitical conditions, including inflationary conditions, ongoing wars in Ukraine and the Middle East and the impact of pandemics, may disrupt Stryve’s business, including, among other things, consumption and trade patterns, supply chain, and production processes, each of which could materially and adversely affect Stryve's business, financial condition and results of operations.

Stryve's overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, inflation, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, and the full impact of such conditions can be difficult to predict, such as the future expectations in this inflationary environment. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as ongoing wars in Ukraine and the Middle East, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern could also materially and adversely affect its business, financial condition and results of operations.

Adverse and uncertain economic conditions, such as those caused by inflation or a pandemic, may impact distributor, retailer and consumer demand for Stryve’s products. In addition, Stryve’s ability to manage normal commercial relationships with its suppliers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Stryve’s results of operations depend upon, among other things, its ability to maintain and increase sales volume with existing distributors and retailer customers, its ability to attract new consumers, the financial condition of its consumers, and its ability to provide products that appeal to consumers at attractive prices. Prolonged unfavorable economic conditions may have an adverse effect on Stryve’s sales and ability to achieve profitability, which could materially and adversely affect its business, financial condition and results of operations.

Beef, other raw material and packaging costs can be volatile and have recently risen significantly as a result of inflation, supply chain issues, pandemics and other factors, which negatively impact the ability of Stryve to achieve profitability and its gross margins.

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

Throughout 2022 and into 2023, the price volatility of beef, raw materials and other supplies Stryve purchases has increased significantly as a result of COVID-19 measures, inflation, transportation costs, the war in Ukraine, conflicts in the Middle East, and other factors. It is unclear when and whether and if such prices will normalize. Stryve may not be able to implement price increases for its products to cover any increased costs and any price increases it does implement may result in lower sales volumes. If Stryve is not successful in managing its beef, raw material and packaging costs, or if it is unable to increase prices to cover increased costs and maintain the Company's gross margins or if such price increases reduce sales volumes, then such increases in costs will adversely affect its business, profitability, gross margins, financial condition and results of operations.

Stryve relies on a limited number of third-party suppliers, and may not be able to obtain beef and other raw materials on a timely basis or in sufficient quantities to produce its products or meet the demand for its products.

Stryve relies on a limited number of vendors and key brokers to supply it with beef and other raw materials, and its financial performance depends in large part on its ability to purchase beef and other raw materials in sufficient quantities at competitive prices. Stryve is not assured of continued supply or pricing of beef or other raw materials. Stryve typically does not have any formal contracts or agreements in place with any meat providers and purchases meat as demand requires in order to produce its products. Any of Stryve’s suppliers could discontinue or seek to alter their relationship with Stryve. Over the last three years as beef suppliers across North America faced production challenges, the price of beef and other raw meats were increasing volatile and trending upwards. If Stryve’s suppliers continue to experience problems with their businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters, fires or other catastrophic occurrences, it could impair Stryve’s ability to obtain sufficient raw materials at competitive prices and negatively impact Stryve's gross margins.

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

Product removals, damaged product or safety concerns could adversely impact our results of operations.

We may be required to recall certain of our products should they be mislabeled, contaminated, spoiled, tampered with or damaged. We may become involved in lawsuits and legal proceedings alleging that the consumption of any of our products causes or caused injury, illness or death. Any such product removal, damaged product or an adverse result in any litigation related to such a product removal or damaged product could have a material adverse effect on our operating and financial results in future periods, depending on the costs of the product removal from the market, the destruction of product inventory, diversion of management time and attention, contractual and other claims made by customers that we supply, loss of key customers, competitive reaction and consumer attitudes. Even if a product liability, consumer fraud or other claim is unsuccessful or without merit, the negative publicity surrounding such assertions regarding our products could adversely affect our reputation and brand image. We also could be adversely affected if our customers or consumers in our principal markets lose confidence in the safety and quality of our products.

If Stryve fails to implement its growth strategies successfully, timely, or at all, its ability to increase revenue and achieve profitability could be materially and adversely affected.

Stryve’s success depends in large part on its ability to implement its growth strategies effectively. Stryve expects to continue its focus on nutritious meat snack products and may seek to add additional brands and other products to its portfolio. Stryve’s ability to expand successfully depends on, among other things, its ability to identify, and successfully cater to, new demographics and consumer trends, develop new products, secure shelf space in grocery stores, wholesale clubs and other retailers, increase its direct e-commerce sales, increase consumer awareness of its brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of its products, and compete with numerous other companies and products.

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

Stryve manufactures substantially all of its air-dried meat products at a single facility in Oklahoma. A natural disaster, tornado, fire, power interruption, pandemic, work stoppage (due to a pandemic or otherwise), regulatory or food safety issue or other problem at this facility would significantly disrupt Stryve’s ability to manufacture and deliver its products and operate its business. Stryve’s manufacturing facility and equipment is costly and may require substantial time to replace or repair if necessary. During such time, Stryve may not be able to find suitable co-manufacturers to replace the output from Stryve’s facility on a timely basis or at a reasonable cost, if at all. Stryve may also experience plant shutdowns or periods of reduced production because of regulatory issues, equipment failure or delays in raw material deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in Stryve’s business. While Stryve has property and business interruption insurance for its manufacturing facility, such insurance may not be sufficient to cover all of Stryve’s potential losses, and may not continue to be available on acceptable terms, or at all. Any disruption in the operation of Stryve’s manufacturing facility, or damage to a material amount of its equipment or inventory, would materially and adversely affect its business, financial condition and results of operations.

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

Stryve may face difficulties if it expands its operations into countries in which it has no prior operating experience.

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

Stryve’s success is substantially dependent on the continued service of certain members of its senior management, including but not limited to its Chief Executive Officer, Christopher Boever, and its Chief Financial Officer, Alex Hawkins. These executives have been primarily responsible for determining the strategic direction of Stryve’s business and for executing its growth strategy and are integral to its brand, culture and the reputation it enjoys with suppliers, distributors, customers and consumers. The loss of the services of any of these executives could have a material adverse effect on Stryve’s business, financial condition and results of operations, as it may not be able to find suitable individuals to replace them on a timely basis, if at all.

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

Although we generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently have cash and cash equivalents deposited in Origin Bank significantly in excess of federally insured levels where we currently hold approximately 100% of our cash. The domestic bank deposit balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our uninsured deposits at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.

Stryve may enter into partnerships, acquisitions or joint ventures and it may not successfully integrate, operate or realize the anticipated benefits.

Stryve may pursue partnerships, acquisitions or joint ventures involving products that complement its existing products, as well as brands in new categories and new geographies, to expand its business to include other nutritional snacks and potentially other food products. Stryve may not be able to successfully identify suitable partnerships, acquisition candidates, negotiate such partnerships or acquisitions of identified candidates on favorable terms, or integrate acquisitions it may complete.

Strategic partnerships and acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase target prices and/or materially and adversely affect Stryve’s ability to consummate transactions on favorable terms. These risks include the potential unavailability of financial resources necessary to consummate acquisitions, the risk that Stryve overpays for an acquisition, the potential inability to identify all of the risks and liabilities inherent in a target company or assets notwithstanding diligence efforts, the diversion of management’s attention from the day-to-day operations of the business and additional strain on existing personnel, increased leverage resulting from any debt financing that may be required to complete an acquisition, and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

Any strategic partnerships or acquisitions may pose risks associated with entry into new geographic markets, distribution channels, lines of business or product categories, where Stryve may not have significant prior experience.

Potential strategic partnerships or acquisitions may entail significant transaction costs and require significant management time and distraction from its core business, even where it cannot consummate or decides not to pursue a particular transaction.

Integration of acquired entities can involve significant difficulties. These include the failure to achieve financial or operating objectives regarding an acquisition, systems, operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and retaining key personnel of an acquired business. Failure to manage these risks could have an adverse effect on Stryve’s business should Stryve pursue partnerships, acquisitions or join ventures.

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

Stryve uses computers in substantially all aspects of its business operations, including direct sales through its e-commerce website. It also uses mobile devices, social networking and other online activities to connect with employees, suppliers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Stryve’s business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees and financial and strategic information about it and its business partners. As Stryve continues to pursue growth strategies, it will also be expanding its reliance on information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If Stryve fails to assess and identify cybersecurity risks associated with acquisitions and new initiatives, it may become increasingly vulnerable to such risks. While Stryve has implemented measures intended to prevent security breaches and cyber incidents, its preventative measures and incident response efforts may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with information technology systems or the technology systems of third parties on which it relies, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage all of which could materially and adversely affect its business, financial condition and results of operations.

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

The labor market has become increasingly tight and competitive and we may face sudden and unforeseen challenges in the availability of labor, such as we have experienced during the COVID-19 pandemic. A sustained labor shortage or increased turnover rates within our workforce caused by a pandemic or related policies and mandates, or as a result of general macroeconomic factors, have led and could in the future lead to production or shipping delays, increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Our ability to recruit and retain key employees could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working or other matters.

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

Stryve will be subject to extensive regulations internationally where it manufactures, distributes and/or sells its products. Currently, Stryve offers it products to sale to domestic export partners for distribution into Canada and Mexico and may expand to additional countries. Stryve’s products are subject to numerous food safety and other laws and regulations relating to the sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. If Stryve or its partners fail to comply with applicable laws and regulations in other jurisdictions, it could be subject to civil remedies or penalties, such as fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of the products, or refusals to permit the import or export of products, as well as potential criminal sanctions. In addition, enforcement of existing laws and regulations, changes in legal requirements and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could materially and adversely affect its business, financial condition and results of operations.

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
•
sales of substantial amounts of our Class A common stock by us or our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, pandemics, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The Company previously received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) notifying the Company that the closing bid price for the Company’s Class A common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). While the Company completed a reverse stock split to regain compliance with the Bid Price Rule, there can be no assurance the our stock price does not trade below the $1.00 per share requirement for continued listing in the future..

If our securities are delisted from Nasdaq due to non-compliance with Rule 5550(a)(2) or the failure to satisfy another applicable Nasdaq rule, such delisting would have a material adverse impact on the trading price and ability to transfer our securities.

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

The outstanding warrants as of December 31, 2023 are out of the money. There can be no assurance that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Board recognizes the critical importance of maintaining the trust and confidence of our customers, suppliers, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•
training and awareness programs for employees that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

No risks from previous cybersecurity threats have materially affected or are reasonably likely to materially affect Stryve’s business, financial condition, results of operations and relationships with customers. We describe whether and how risks related to cybersecurity threats are reasonably likely to materially affect us, including our business, financial condition, results of operations and relationships with customers, in Item 1A of this Annual Report on Form 10-K.

Governance

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee. The Audit Committee regularly receives updates on cybersecurity risks and the security and operations of our information technology systems from our Chief Financial Officer. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Management is responsible for developing cybersecurity programs. These individuals' expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

ITEM 2. PROPERTIES

Stryve leases its manufacturing facility in Madill, Oklahoma that it opened in 2019. The 52,000 square foot facility sits on approximately 18 acres of land, allowing for possible, future expansion. Stryve’s corporate headquarters are located in Plano, Texas and recently changed its mailing address to a post office box while it navigates a potential office relocation for its corporate staff. Stryve leases the property for its former corporate office, which occupies approximately 6,600 square feet. In addition, Stryve leases a distribution facility in Carrollton, Texas, which occupies approximately 8,400 square feet. In 2022, Stryve leased a distribution facility in Frisco, Texas. The Company relocated distribution from the Madill and Carrollton facilities to this 70,928 square facility. During 2023, the Company entered into agreements to sublease the Carrollton, Texas distribution facility and the former corporate office in Plano, Texas.

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

Stockholders

On March 25, 2024, there were 2,784,151, shares of our Class A common stock outstanding, held of record by 53 holders, and 10,997,500 Warrants to purchase 733,166 shares of Class A common stock for $172.50 per share outstanding, held of record by 10 holders. The number of record holders does not include The Depository Trust Company participants or beneficial owners holding shares through nominee names. We also have outstanding 10,294,118 warrants to purchase 686,274 shares of Class A common stock at an exercise price of $54.00 per share. In addition, we have 382,892 outstanding shares of Class V common stock, held of record by 75 holders that are convertible into shares of Class A common stock on a one for one basis as of March 25, 2024.

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

Unless the context otherwise requires, all references in this report to “Stryve,” the “Company,” “we,” “us” and “our” herein refer to Stryve Foods, Inc.

We effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A and Class V common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on July 14, 2023. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 1 to our consolidated financial statements for additional information.

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

Transformation Strategy

In May of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management thoughtfully reviewed the business, strategy, near-term prospects, and its path to profitability. From this, management began executing on a three-phase transformation plan to drive the Company towards a profitable, self-sustaining model. The first phase of the transition began in immediately and is focused on cost reduction, revenue rationalization, pricing, and organizational design.

The second phase began later in 2022 and is focused on improvements in quality, talent, and maximizing value through productivity. Management believes the benefits of the efforts within each of these phases will be compounding as the changes and improvements are been built into the Company's ongoing operating model.

As part of the transformation, Management has identified certain one-time write-downs for assets that were non-core to the go-forward plan as well as identified necessary write-downs of inventory and incurring one-time employee costs related to actions taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter of 2022, and continued to a lesser extent throughout 2023, including in the fourth quarter of 2023, with Management identifying additional items related to the transformation.

In 2024, the final phase of the transformation is now underway. It is focused on accelerating quality growth through brand reinvigoration, enhanced sales strategies, disciplined promotional activity, and new partnerships to help expand the reach of our brands. We expect to continue to garner new retail distribution in both measured and non-measured channels supported, sustain and build upon the increases we've seen in our retail consumption metrics, ultimately increasing our market share within the category while seeking to maintain an optimized spending profile across the business.

New Packaging & Retail Distribution Growth

A key piece of our retail growth strategy is tied to making the product more available and approachable. To accomplish this we completed a strategic redesign of our packaging with retail conversion at the forefront of design considerations. We collaborated with both consumers and retailers as we sought to optimize the packaging for retail conversion. We received a positive response from many retail partners on the new designs, garnering additional distribution in the process. We began manufacturing select items in the new packaging during the second quarter of 2023 and towards the end of the second quarter, our new packaging began to ship to select retailers and distributors. We have begun to see year-over-year gains in our retail distribution footprint, and price-mix ultimately leading to increased retail sales and market share within measured distribution channels.

We are encouraged by the initial consumer and retailer response to our updated packaging and are excited to share that as the new packaging has made its way through distribution and onto shelves for consumers that the impact on our retail consumption data has been significant. The Stryve brand's retail dollar velocity, which represents the amount of sales retailers generate per store per week of the brand across all of our distribution footprint in measured channels, has increased 39.3% year-over-year since the introduction of the new-look packaging. While the Stryve brand received the most significant redesign, we enhanced our other brands as well. In the aggregate, all of our retail brands showed a similar improvement with retail dollar velocity up 23.7% on a combined basis across all measured channels in the same period. The retail data mentioned above is sourced from SPINS and represents the 4-weeks prior to February 25, 2024. We see similar but accelerating trends in the 12-week and 24-week data, which we believe reflects the gradual roll out of the new packaging through distribution over the time period.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, we acknowledge that meaningful portion of net sales in the prior year and in the early part of 2023 came from products, customers, and/or channels that have been rationalized. Further, this strategic rationalization, in some cases, required us to sell inventory through discount or liquidation channels during 2023 which affected our gross margin. Despite the negative impact on to net sales that this rationalization has had, our most valuable revenues are supported by improved trends in the retail consumption of our products.

Additionally, we took actions to improve the quality of our revenue in 2023 through improving our price-mix by working strategically with of some of our large retail partners to introduce new products that improved our unit economics while creating a more attractive consumer offering. As with any packaging transition, however, there can be irregular revenue flows as distributors, wholesalers and retailers sell through the legacy items in stock in anticipation of launching the new offering. This dynamic did negatively affect our Q4 2023 volumes as one of our largest retail relationships executed a planned phase-out of our prior offering in anticipation of a January 2024 launch of our new offering. Since that launch in January 2024, not only have we improved our unit-economics with our customer due to the transition, but we have also experienced significantly improved retail velocity on the new SKUs.

Optimizing Spend and Reducing Losses

Our 2023 results are a product of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 43.3% year-over-year reduction in total operating expenses for the year ended December 31, 2023, resulting in a 53.1% year-over-year improvement in our Adjusted EBITDA Loss for the same period despite lower sales when comparing to the prior year period.

Taking a step back, and comparing our EBITDA Loss for the twelve months ended December 31, 2023 with the twelve months ended June 30, 2022, which roughly coincides with the leadership transition and marks the beginning of our transformation initiatives, we have seen a $27.9 million improvement in our EBITDA Loss.

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

We believe that we have entered the final phase of our planned transformation. The first two phases focused on reducing expenses while improving the quality of our revenues through rationalization and price actions to recover our unit economics. The last phase is about accelerating quality growth and reaping the benefits of operating leverage through a redesigned cost structure.

At-The-Market Equity Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which we may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. As of December 31, 2023, $4.0 million remains available under the facility and the following shares were sold during the fourth quarter of 2023:

Three Months Ended December 31,
2023

(In thousands, except share and per share information)
Number of common shares sold	206,816
Weighted average sale price per share	$2.99
Gross proceeds	$619
Net proceeds	$600

During March 2024, the Company provided notice to Craig-Hallum Capital Group LLC that it was terminating the at-the-market equity offering sales agreement.

April 2023 Financing Transaction

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes (the “Notes”) to select accredited investors (including certain members of the Company’s management and Board of Directors) (the “Lenders”). The Notes carry an interest rate of 12% and have a maturity December 31, 2023. Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 Warrants convertible to 530,970 shares of Class A common stock. Each Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The Company accounted for the transaction by allocating the proceeds between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that is being amortized over the term of the Notes. Accordingly, the Company recognized non-cash interest expense of $1.4 million in connection with the discount for the year ended December 31, 2023.

In January 2024, the Notes were amended to extend the maturity date of the Notes from December 31, 2023 to the earlier of (i) December 31, 2024, or (ii) the closing of the next sale or series of related sales by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million, excluding proceeds from the warrants held by the Lenders and the Company’s existing at the market equity facility with Craig-Hallum Capital Group LLC. As consideration, the Company (i) reduced the exercise price on the outstanding warrants issued to the lenders in April 2023 from $7.701 per split-adjusted share to $2.75 per split-adjusted share and (ii) agreed to issue 53,559 shares of Class A common stock to certain electing lenders as payment in full for interest accrued on the Notes held by those electing lenders through December 31, 2023 (at a value of $2.75 per share). The value of the accrued interest satisfied by the payment of 53,559 shares of Class A common stock to the electing lenders was $147,288.

Supply Chain Challenges & Increased Cost Environment

Throughout 2022, we experienced certain supply chain challenges that negatively affected our ability to supply the demands to all of our channels of trade and negatively impacted our gross margins. While we have made efforts to mitigate these challenges, these factors have continued to have an impact on our financial results during 2023 and may continue to have an impact into 2024.

We expect many of these inflationary pressures to persist in the near future, including the price of beef, which may negatively impact our gross margins if we are unsuccessful in mitigating these through our procurement strategies, ability to influence sales mix, and pricing initiatives. We continue to track new developments affecting these inflationary pressures as we execute on our strategies to lessen the impact of these challenges and cost increases including but not limited to, price increases, strategic sourcing, improving our manufacturing yields, investing in further automation, and rationalizing spend throughout the organization.

Investments to Grow Asset Base

Since the consummation of the Business Combination in July 2021, we have augmented our capacities so that we can more efficiently flex our run-rate production levels, if needed, to satisfy outsized new distribution lay-in orders and/or national programs without materially straining our ordinary course day-to-day production.

Results of Operations –Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Years Ended December 31,
	2023		2022

(In thousands)		% of sales		% of sales
SALES, net	$17,710	100.0%	$29,946	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	$15,277	86.3%	30,657	102.4%
GROSS PROFIT (LOSS)	2,433	13.7%	(711)	(2.4)%

OPERATING EXPENSES
Selling expenses	7,452	42.1%	14,674	49.0%
Operations expense	1,772	10.0%	4,392	14.7%
Salaries and wages	6,423	36.3%	10,505	35.1%
Depreciation and amortization expense	2,221	12.5%	1,961	6.5%
Gain on disposal of fixed assets	(10)	(0.1)%	(75)	(0.2)%
Total operating expenses	17,858	100.8%	31,457	105.0%
OPERATING LOSS	(15,425)	(87.1)%	(32,168)	(107.4)%

OTHER (EXPENSE) INCOME
Interest expense	(3,632)	(20.5)%	(896)	(3.0)%
Change in fair value of Private Warrants	21	0.1%	108	0.4%
Other expense	(4)	(0.0)%	(259)	(0.9)%
Total other (expense) income	(3,615)	(20.4)%	(1,047)	(3.5)%
NET LOSS BEFORE INCOME TAXES	$(19,040)	(107.5)%	$(33,215)	(110.9)%

Sales, net. Net sales decreased by $12.2 million from $29.9 million during the year ended December 31, 2022 to $17.7 million during the year ended December 31, 2023 representing a reduction of 40.7% for the comparable periods. The primary driver of net sales in 2022 was a chain-wide limited-time savings event with one of the nation's largest retailers in the second quarter of 2022. We did not seek to repeat this program during the year ended December 31, 2023, as part of our rationalization and transformation initiatives along with other rationalized revenue, including both SKU and customer rationalization. Overall this strategic rationalization of revenue was the largest contributor to the year-over-year decline in net sales.

Cost of Goods Sold. Cost of goods sold decreased by $15.4 million from $30.7 million in the year ended December 31, 2022 to $15.3 million in the year ended December 31, 2023, which was driven primarily by decreased sales volume, improved sourcing, and productivity initiatives in 2023. Additionally, inflationary pressures on inputs, primarily beef, have partially offset some of the productivity and yield improvements we have made to our cost of goods on a variable rate basis in the latter half of 2023.

Gross Profit (Loss). Gross profit increased $3.1 million from $(0.7) million in the year ended December 31, 2022 to $2.4 million in the year ended December 31, 2023. As a percent of net sales, gross profit for the year ended December 31, 2023 was 13.7% which is higher than comparable period ended December 31, 2022 of (2.4)%. A few primary factors contribute to this performance:

•
We instituted a continuous price action review process in which we look to protect our unit economics in light of the inflationary environment. This process resulted in two meaningful portfolio-wide price increases in the second half of 2022 which benefited the 2023 period.
•
During the second half of 2022 and into the 2023, we implemented mitigating strategies to lessen the impact of supply chain challenges and cost increases including but not limited to, strategic sourcing, improving our manufacturing yields, and labor optimization.

•
We evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin sales that occurred in the prior year period, this has also resulted in significantly lower plant and labor utilization in 2023 which has partially muted the gross margin impact we would expected to receive from progress we've made on a unit economic basis if fully utilized.
•
We experienced increasing pressure on direct labor wage rates in 2022. These inflationary pressures necessitated increases to our direct labor rates throughout 2022 and resulting in a higher labor rate in 2023 as compared to the prior year period.
•
Despite the effects on gross profit from lower volumes and volatile commodities throughout the year, our rationalization efforts, and transformation initiatives in pricing, mix, and productivity generated a 16.1 point improvement in our gross margin year over year. This speaks to the significant strides we've made to enhance our unit economics which we believe will allow us to expand gross margins meaningfully as we scale our volumes due to better utilization.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $7.2 million from $14.7 million in the year ended December 31, 2022 to $7.5 million in the year ended December 31, 2023. We decreased our spend with respect to our marketing efforts including digital media advertising and paid search in 2023 compared to the same period in 2022 in favor of increasing our focus on strategies to support retail velocities. Further, by streamlining the organization and creating a more focused approach, we were able to make meaningful progress in reducing our spend attributable to professional fees. In addition, as part of management's go-forward plan in the second quarter of 2022, certain non-core assets have been written down or reserved against. This includes fully reserving against approximately $1.5 million of prepaid media assets which had been held on the balance sheet. There was no activity recorded against such reserves in 2023.
•
Operations expenses. Operations expenses decreased by $2.6 million from the year ended December 31, 2022 as compared to the year ended December 31, 2023. In addition to the reduction in volume, our overall sales mix for the year ended December 31, 2023 and working in partnership with our retail and distributor customers to drive efficiencies for all parties allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.

•
Salaries and wages. Salaries and wages decreased $4.1 million from the year ended December 31, 2022 compared to the year ended December 31, 2023, decreasing from $10.5 million to $6.4 million. This decrease is mostly attributable to the transformation and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense increased $0.2 million from the year ended December 31, 2022 compared to the year ended December 31, 2023 and is primarily attributable to the timing of capital expenditures.

Operating Loss. Operating loss decreased by $16.8 million from $32.2 million for the year ended December 31, 2022 to $15.4 million for the year ended December 31, 2023 and primarily attributable to our transformation efforts resulting in improved gross margins and decreased total operating expenses offset by rationalized volumes.

Interest Expense. Interest expense increased by $2.7 million from $0.9 million for the year ended December 31, 2022 to $3.6 million for the year ended December 31, 2023. Interest expense includes non-cash interest of $1.4 million stemming from the warrants issued in connection to the debt financing consummated in April 2023. In addition, interest expense increased by $0.3 million related to the Revenue Loan and Security Agreement (the “Loan Agreement”), $0.4 million related to the Invoice Purchase and Security Agreement (the "PSA"), and $0.5 million related to the Notes which were not in place in the prior year period. Notwithstanding a potential charge related to the amendments of the Notes which occurred in January 2024, the impact of the accounting treatment of the warrants from the April 2023 financing has been fully amortized as of year-end 2023 and accordingly, we expect to see a meaningful decrease in our interest expense in 2024 related to the Notes.

Net Loss Before Income Taxes. Net loss decreased $14.2 million from $33.2 million for the year ended December 31, 2022 to $19.0 million for the year ended December 31, 2023 with the decrease primarily attributable to our transformation efforts resulting in decreased operating expenses and improved gross margins and partially offset by an increase in interest expense.

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

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is Net Loss Before Income Taxes, for the twelve months ended December 31, 2023.

	Year Ended December 31,
	2023	2022

(In thousands)
Net loss before income taxes	$(19,040)	$(33,215)
Interest expense	3,632	896
Depreciation and amortization expense	2,221	1,961
EBITDA	$(13,187)	$(30,358)
Additional Adjustments:
Severances and One-Time Employee Related Costs	—	1,713
One-Time Reserves and Write Downs	—	2,562
Stock Based Compensation Expense	1,156	1,052
ATM Facility Setup Fees/Expenses	93	—
Legacy Product - Maui Relief Donations & Liquidation Sales	157	—
Adjusted EBITDA	$(11,781)	$(25,031)

Adjusted EBITDA. The Company improved its negative Adjusted EBITDA by 52.9% when comparing the year ended December 31, 2023 with 2022. The $13.3 million improvement year-over-year was driven by the Company's transformational initiatives with improved gross margins and rationalized spending.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed in the table below:

	Years Ended December 31,
	2023	2022

(In thousands except share and per share information)
Net loss	$(19,040)	$(33,140)
Weighted average shares outstanding	2,215,417	2,048,185
Basic & Diluted Net Loss per Share	$(8.59)	$(16.18)
Additional Adjustments:
Severances and One-Time Employee Related Costs	—	0.84
One-Time Reserves and Write Downs	—	1.25
Stock Based Compensation Expense	0.52	0.51
Non-Cash Interest Attributable to Warrants Issued in Connection with Notes *	0.62	—
ATM Facility Setup Fees/Expenses	0.04	—
Legacy Product - Maui Relief Donations & Liquidation Sales	0.07	—
Adjusted Earnings per Share	$(7.34)	$(13.58)

* The Company allocated the proceeds from the April 2023 Financing transaction between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that is being amortized through December 31, 2023. Accordingly, the Company recognized non-cash interest expense in connection with the discount of $1.4 million for the year ended December 31, 2023.

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

We have historically funded our operations with cash flow from operations, equity capital raises, and notes payable agreements from shareholders and private investors, in addition to institutional loans. Our principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. For the year ended December 31, 2023, we incurred an operating loss of $15.4 million and used cash in operations of $7.4 million. As of December 31, 2023, we have approximately $11.7 million of indebtedness and working capital excluding cash and debt of $0.5 million which compares to the $7.2 million as of December 31, 2022.

During the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.7 million (net of repayments) of the asset based line of credit as of December 31, 2023. See Note 9 to our financial statements included herein for a description of the asset based line of credit and Note 10 for a description of the term loan. During March 2024, the asset based line of credit was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the Company or the Lender provide written notice pursuant to the PSA prior to the end of any term.

Since the beginning of our transformation initiatives, we have experienced a slower sell-through of our rationalized slow-moving, and obsolete inventory than expected due to many factors, including other consumer packaged goods companies conducting similar inventory management and rationalization programs throughout 2022 and early in 2023 creating a surplus of goods in the channels commonly used to sell off this type of rationalized slow-moving, or obsolete inventory. However, in the latter half of 2023, we were able to reduce our inventory levels significantly through scaled back production, ordinary course sales of inventory, and accelerated by liquidation sales and or write-off of slow-moving and obsolete inventory. Over the course of 2023, we largely held inventory steady through the first half and then accelerated our draw down in the second half bringing our total reduction in inventory to $3.1 million year-over-year

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1.2 million from related parties. We amended the terms in January 2024 to extend the maturity date from December 31, 2023 to the earlier of (i) December 31, 2024, or (ii) the closing of the next sale or series of related sales by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million, excluding proceeds from the warrants held by the Lenders and the Company’s existing at the market equity facility with Craig-Hallum Capital Group LLC.

In June 2023, we entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which we may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. The Company sold an aggregate of 401,766 shares under the at-the-market equity facility for gross proceeds of $1.7 million as of December 31, 2023. As of December 31, 2023, $4.0 million remains available under the facility. During March 2024, the Company provided notice to Craig-Hallum Capital Group LLC that it was terminating the at-the-market equity offering sales agreement.

While these most recent financings have provided us with liquidity to support our near-term goals, we are still evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, seeking to refinance or extend the term of such debt and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. We need additional funding to execute our business plan and continue operations. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm our business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

In 2024, as we focus on accelerating quality growth, we will likely have to make investments in our working capital to support increased distribution with new and existing retailers coming online throughout the year. Many of these distribution resets have been secured in large part due to our new packaging design, improved product quality, and the resulting improvements in our retail consumption metrics. Accordingly, we will have to build net new inventories to support these upcoming resets. This investment in inventory ahead of sales has and may continue to put pressure on our liquidity position given the structure and terms of our credit facilities and has required us to seek external financing. While we anticipate the increased volumes will result in improved financial results and a significantly narrowed cash loss over time, we do anticipate continued growth which, depending on the rate of growth, may require more external financing.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date our consolidated financial statements for the year ended December 31, 2023 are issued. The Company's plan includes the items noted above as well as securing additional external financing which likely includes raising debt or equity capital assuming its is available to us. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

Cash Flows. The following tables show summary cash flows information for the year ended December 31:

	Years Ended December 31,
	2023	2022

(In thousands)
Net cash used in operating activities	$(7,427)	$(28,649)
Net cash used in investing activities	(89)	(3,635)
Net cash provided by financing activities	7,262	30,690
Net decrease in cash and cash equivalents	$(254)	$(1,594)

Net Cash used in Operating Activities. Net cash used in operating activities decreased $21.2 million from $28.6 million through the year ended December 31, 2022 compared to $7.4 million through the year ended December 31, 2023. This decrease is primarily attributable to the decrease in net losses of $14.2 million during the year ended December 31, 2023, as compared to the prior year period, a net change in operating assets and liabilities of $5.4 million and the April 2023 Financing transaction amortization of $1.4 million. The change in operating assets and liabilities that impacted our use of cash in operations include an increase in inventory of $4.1 million and an increase of $1.5 million in accounts payable due to timing of payments.

Net Cash used in Investing Activities. Net cash used in investing activities decreased from $3.6 million in the year ended December 31, 2022 to $0.1 million in the year ended December 31, 2023, representing a $3.5 million decrease in cash consumed when comparing the same period year over year. We believe our current manufacturing and fulfillment assets are generally sufficient to meet the near-term potential demand for our products and don't foresee the need for significant capital expenditures to facilitate growth in the coming quarters.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $23.4 million less in cash for the year ended December 31, 2023 compared to the year ended December 31, 2022, due primarily the January 2022 PIPE transaction as well as the Loan Agreement which initially funded in the prior year period. In the year ended December 31, 2023, we generated cash from financing activities of $7.3 million primarily driven by the proceeds from the $4.1 million in secured promissory notes, $2.4 million in proceeds from PSA and $1.7 million in proceeds from the at-the-market equity facility offset by debt payments.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities.

The Company’s long-term debt as of December 31 is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Revenue Loan and Security Agreement, net of debt issuance costs	$3,792	$3,889
Broken Stone Agreement	20	52
Less: current portion	(336)	(245)
Total long-term debt, net of current portion	$3,476	$3,697

As of December 31, short-term borrowings and current portion of long-term debt consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Invoice Purchase and Security Agreement, net of debt issuance costs	$3,568	$1,046
Promissory Notes, net of debt discount and debt issuance costs	4,089	—
Commercial Premium Finance Agreement	270	725
Current portion of long-term obligations	336	245
Total short-term borrowings and current portion of long-term debt	$8,263	$2,016

Future minimum principal payments on debt as of December 31, 2023, are as follows for the years ending December 31:

2024	$8,498
2025	753
2026	1,554
2027	1,154
2028	—
Thereafter	—
$11,960

On April 19, 2023, we issued an aggregate of $4.1 million in principal amount of secured promissory notes to select accredited investors carrying a 12% accrued interest rate to help support the working capital and growth needs of the business. The aggregate principal amount of the notes is inclusive of $1.2 million from related parties. We amended the terms in January 2024 to extend the maturity date from December 31, 2023 to December 31, 2024.

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

Ability to Acquire and Retain Consumers at a Reasonable Cost. Stryve’s management believes an ability to consistently acquire and retain consumers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, Stryve intends to strategically allocate advertising and promotional spend between online and offline channels, including shopper marketing and trade promotions in partnership with is retail customers. Stryve's promotional activities will mostly be focused on increasing consumer awareness and driving trial of our products. Further, we acknowledge that changes to third-party algorithms or the ability to leverage retailer programs that may be utilized directly, or indirectly, by Stryve in its advertising efforts may impact the effectiveness of Stryve's advertising which may increase its overall cost to acquire and retain consumers. Further, management believes the performance of its packaging designs on shelf at retail will be key in driving trial with new consumers.

Ability to Drive Repeat Usage of Our Products. Stryve accrues substantial economic value from repeat consumers who consistently purchase its products either online or in traditional retail. The pace of Stryve’s growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers. The Company utilizes a number of methods to drive repeat behavior including intelligent e-mail and text campaigns, targeted digital media, and subscribe and save incentives as well as in-store trade promotion strategies.

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

Ability to Optimize Key Components of Working Capital. Stryve’s ability to reduce cash burn in the near-term and eventually generate positive cash flow will be partially impacted by the Company’s ability to effectively manage the key components of working capital which have a direct impact on the cash conversion cycle. Maintaining and securing sufficient liquidity to support ongoing investments in working capital required to facilitate growth will be key as Stryve seeks to optimize its components working capital and supply chain.

Seasonality. Because Stryve is so early in its lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting its business. Any evidence of seasonality in the Company's revenue is not clearly discernible from the Company’s historical growth. However, there does seem to be seasonal factors affecting its commodity inputs, primarily beef, that has developed since the pandemic. Understanding potential trends in seasonality will be key in Stryve’s management of its expenses, liquidity, and working capital.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have various contractual obligations and other commitments that require payments at certain specified periods. The following table summarizes our contractual obligations and commitments as of December 31, 2023:

	Payments due by period
(In thousands)	Less than 1 Year	1 to 3 years	4 to 5 years	6 years and beyond	Total
Operating lease obligations	$931	$1,558	$1,481	$4,808	$8,778
Financing lease obligations	758	1,561	$1,624	3,896	7,839
Total contractual obligations	$1,689	$3,119	$3,105	$8,704	$16,617

Stryve is also responsible for all monthly expenses related to the leased facilities, including insurance premiums, taxes and other expenses, such as utilities. During 2023, the Company entered into agreements to sublease the Carrollton, Texas distribution facility and the former corporate office in Plano, Texas. See further discussion at Note 16.

Quantitative and Qualitative Disclosures of Market Risks

Stryve’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Concentration of credit risk. The balance sheet items that potentially subject the Company to concentrations of credit risk are primarily cash, and accounts receivable. The Company continuously evaluates the credit worthiness of its customers’ financial condition and generally does not require collateral. The Company maintains cash balances in bank accounts that may, at times, exceed Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. The Company incurred no losses from such accounts and management considers the risk of loss to be minimal.

As of and for the year ended December 31, 2023, customer concentrations in excess of 10% consolidated sales and accounts receivable are below. No vendors represented more than 10% of purchases or accounts payable.

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	21%	—	17%	—
Customer B	13%	—	—	—
Customer C	11%	—	—	—
Customer D	10%	—	20%	—

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the year ended December 31, 2023 and 2022 and therefore, the risk of this is not significant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

Raw material risk. Stryve’s profitability depends, among other things, on its ability to anticipate and react to raw material costs, primarily beef. The price of beef and other raw materials are subject to many factors beyond Stryve’s control, including general economic conditions, inflation, processing labor shortages, cost of feed, demand, natural disasters, weather and other factors that may affect beef supply chain participants. Changes in the prices of beef and other raw materials have already negatively affected Stryve's results of operations, and any continued or further changes could have a material impact on Stryve’s business, financial condition and results of operations. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s invasion of Ukraine and the conflicts in the Middle East, may have unpredictable effects on the Company's exposure to risks in its procurement of raw materials.

Inflation risk. Inflation may impact Stryve’s revenue and cost of services and products, Stryve believes the effects of inflation on its business, financial condition and results of operations have been material to date which management hopes to alleviate through mitigating strategies. However, there can be no assurance that any mitigation strategies management employs will be effective or that its business, financial condition and results of operations will not be materially impacted by continued inflation in the future. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s invasion of Ukraine and the conflicts in the Middle East, may have unpredictable effects on the Company's exposure to inflation risk either directly or indirectly.

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for credit losses and customer allowances, inventory valuation, impairments of goodwill and long-lived assets, incremental borrowing rate for leases, and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

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

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 2, Liquidity and Going Concern, for more information about our going concern assessment.

Accounts Receivable and Allowance for Credit Losses, Returns, and Deductions. Accounts receivable are customer obligations due under normal trade terms. Accounts receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. We account for accounts receivable, less credit losses, under ASU 2016-13, Financial Instruments – Credit Losses. We evaluate our accounts receivable and establish an allowance for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific allowance for doubtful account to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Accounts receivables are charged off against the reserve for credit losses after we determine that the potential for recovery is remote. As of December 31, 2023 and 2022, the allowance for credit losses and returns and deductions totaled $1.6 million and $0.1 million, respectively. Total bad debt expense for the years ended December 31, 2023 and 2022 was $0.7 million and $0.4 million, respectively.

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

The Company assessed the recoverability of goodwill using a qualitative analysis. For the year ended December 31, 2023, net loss for the Company (reporting unit) improved. In addition to reviewing the financial performance of the reporting unit, the Company's management also reviewed various events or circumstances that may affect fair value in the following categories: macroeconomic conditions, industry and market conditions, cost factors, and other relevant entity-specific events. In doing so, the Company's management determined if each event or circumstance would have an adverse, neutral, or positive impact on the business and assessed the relative impact of each.

Based on this analysis, the Company's management has determined that it is more than likely that the fair value of the reporting unit exceeds the carrying amount as of December 31, 2023. As a result, no impairments were made to Goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following information is included in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Stryve Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stryve Foods, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations,, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
April 1, 2024

STRYVE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$369,114	$623,163
Accounts receivable, net	2,091,926	2,488,693
Inventory	5,199,979	8,258,642
Prepaid expenses and other current assets	720,682	1,550,717
Total current assets	8,381,701	12,921,215

Property and equipment, net	7,150,775	8,816,573
Right of use assets, net	4,609,666	5,009,954
Goodwill	8,450,000	8,450,000
Intangible assets, net	4,119,690	4,362,024
TOTAL ASSETS	$32,711,832	$39,559,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,459,787	$3,009,875
Accrued expenses	2,687,508	1,727,555
Current portion of lease liability	362,165	327,915
Line of credit, net of debt issuance costs	3,568,295	1,046,101
Promissory notes payable, net of debt discount and debt issuance costs	2,914,000	—
Promissory notes payable due to related parties, net of debt discount and debt issuance costs	1,175,000	—
Current portion of long-term debt and other short-term borrowings	605,530	969,421
Total current liabilities	15,772,285	7,080,867

Long-term debt, net of current portion, net of debt issuance costs	3,476,089	3,696,578
Lease liability, net of current portion	4,371,963	4,734,128
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	35	1,555
Deferred stock compensation liability	—	89,828
Warrant liability	—	20,625
TOTAL LIABILITIES	31,120,372	23,123,581

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 2,249,189 and 1,714,973 shares issued and outstanding (net of 53,333 and 53,333 treasury shares), respectively	224	171
Class V common stock - $0.0001 par value, 15,000,000 shares authorized, 382,892 and 419,941 shares issued and outstanding	38	42
Additional paid-in-capital	137,883,798	133,687,588
Accumulated deficit	(136,292,600)	(117,251,616)
TOTAL STOCKHOLDERS' EQUITY	1,591,460	16,436,185

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,711,832	$39,559,766

The accompanying notes are an integral part of these consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
SALES, net	$17,710,444	$29,945,873

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	15,277,339	30,656,502

GROSS (LOSS) PROFIT	2,433,105	(710,629)

OPERATING EXPENSES
Selling expenses	7,451,984	14,674,171
Operations expense	1,771,681	4,392,133
Salaries and wages	6,422,837	10,504,840
Depreciation and amortization expense	2,221,094	1,961,073
Gain on disposal of fixed assets	(9,705)	(74,741)
Total operating expenses	17,857,891	31,457,476

OPERATING LOSS	(15,424,786)	(32,168,105)

OTHER (EXPENSE) INCOME
Interest expense	(3,631,627)	(895,759)
Change in fair value of Private Warrants	20,625	107,750
Other income (expense)	(4,231)	(258,853)
Total other (expense) income	(3,615,233)	(1,046,862)

NET LOSS BEFORE INCOME TAXES	(19,040,019)	(33,214,967)
Income tax expense (benefit)	965	(74,522)

NET LOSS	$(19,040,984)	$(33,140,445)
Loss per common share:
Basic and diluted	$(8.59)	$(16.18)

Weighted average shares outstanding:
Basic and diluted	2,215,417	2,048,185

The accompanying notes are an integral part of these consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2023 and 2022

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2021	575,371	$58	766,791	$77	$100,553,135	$(84,111,171)	$16,442,099
PIPE Investment	166,462	17	—	—	32,311,170	—	32,311,187
Prefunded Warrants converted into Class A Common Stock	573,104	57	—	—	638	—	695
Post closing adjustment of Business Combination Agreement	—	—	—	—	(238,089)	—	(238,089)
Exchanged BV for Class A shares	346,850	35	(346,850)	(35)	—	—	—
Issuance of Restricted Stock Awards	49,418	4	—	—	662,255	—	662,259
Issuance of Restricted Stock Units	3,768	—	—	—	398,479	—	398,479
Net loss	—	—	—	—	—	(33,140,445)	(33,140,445)
BALANCE, DECEMBER 31, 2022	1,714,973	$171	419,941	$42	$133,687,588	$(117,251,616)	$16,436,185
Exchanged BV for Class A shares	37,049	4	(37,049)	(4)	—	—	—
Issuance of Restricted Stock Awards	90,662	9	—	—	(9)	—	—
Issuance of Restricted Stock Units	4,768	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,246,048	—	1,246,048
Issuance of Warrants in connection with debt Instrument	—	—	—	—	1,335,997	—	1,335,997
Payments in Lieu of Fractional Shares in connection with the Reverse Stock Split	(28)	—	—	—	(2,318)	—	(2,318)
Issuance of Class A Shares in connection with At-The-Market Offerings, net	401,765	40	—	—	1,616,492	—	1,616,532
Net loss	—	—	—	—	—	(19,040,984)	(19,040,984)
BALANCE, DECEMBER 31, 2023	2,249,189	$224	382,892	$38	$137,883,798	$(136,292,600)	$1,591,460

The accompanying notes are an integral part of these consolidated financial statements.

STRYVE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,040,984)	$(33,140,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,978,760	1,718,739
Amortization of intangible assets	242,335	242,335
Amortization of debt issuance costs	340,812	29,753
Amortization of debt discount	1,374,631	—
Amortization of right-of-use asset	400,288	220,571
Deferred income taxes	(1,520)	(65,668)
Gain on disposal of fixed assets	(9,705)	(74,741)
Prepaid media reserve	—	1,489,028
Bad debt expense	697,876	372,363
Stock based compensation expense	1,156,207	1,079,370
Change in fair value of Private Warrants	(20,625)	(107,750)
Changes in operating assets and liabilities:
Accounts receivable	(301,109)	39,225
Inventory	3,058,663	(1,042,662)
Income tax receivables and payables, net	22,978	(26,255)
Vendor deposits	—	4,193
Prepaid media spend	—	45,520
Prepaid expenses and other current assets	830,035	704,822
Accounts payable	1,235,365	(87,642)
Accrued liabilities	936,975	118,832
Operating lease obligations	(327,915)	(168,482)
Net cash used in operating activities	(7,426,933)	(28,648,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(99,709)	(3,758,773)
Cash received for sale of equipment	11,000	124,097
Net cash used in investing activities	(88,709)	(3,634,676)

CASH FLOWS FROM FINANCING ACTIVITIES
PIPE capital raise	—	32,311,187
Exercise of Prefunded Warrants	—	695
Post closing adjustment of Business Combination Agreement	—	(238,089)
Proceeds from the issuance of common stock, net	1,616,492	—
Borrowings on long-term debt	—	4,000,000
Repayments on long-term debt	(151,579)	(5,031,069)
Borrowings on related party debt	1,175,000	—
Borrowings on short-term debt	20,108,550	5,631,975
Repayments on short-term debt	(15,189,683)	(5,650,035)
Debt issuance costs	(256,287)	(335,122)
Deferred offering costs	(38,582)	—
Payments in lieu of fractional shares in connection with the reverse stock split	(2,318)	—
Net cash provided by financing activities	7,261,593	30,689,542

Net change in cash and cash equivalents	(254,049)	(1,594,028)
Cash and cash equivalents at beginning of period	623,163	2,217,191
Cash and cash equivalents at end of period	$369,114	$623,163

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,571,815	$916,828
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$843,127	$1,012,693
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,463,143
Issuance of warrants in connection with debt instrument	$1,374,631	$—
Accrued fixed assets	$214,549	$—

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

Note 2 - Liquidity and Going Concern

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

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. Our principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. The Company incurred net losses of approximately $19.0 million during the twelve months ending December 31, 2023. Cash used in operating activities was approximately $7.4 million for the same period. As of December 31, 2023, we have working capital deficit of $7.4 million which compares to the $5.8 million working capital we maintained as of December 31, 2022.

Late in the third quarter of 2022, we secured a term loan in the maximum amount of $6.0 million, with $4.0 million being advanced upon execution and up to two additional $1.0 million advances available to us subject to performance hurdles. Additionally, we secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.7 million (net of repayments) of the asset based line of credit as of December 31, 2023. See Note 9 for a description of the asset based line of credit and Note 10 for a description of the term loan.

We are currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. We need additional funding to execute our business plan and continue operations. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm our business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption due to growth in working capital, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the consolidated financial statements for the year ended December 31, 2023 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

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

Prior period reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. Specifically, the presentation of changes in inventory to conform with the current period presentation on the consolidated statements of cash flows and the presentation of stockholders equity in the consolidated balance sheets and consolidated statements of changes in stockholders' equity (deficit) resulting from effecting the reverse stock split.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Accounting estimates and assumptions discussed herein are those that management considers to be the most critical to an understanding of the consolidated financial statements because they inherently involve significant judgments and uncertainties. Estimates are used for, but not limited to revenue recognition, allowance for credit losses and customer allowances, inventory valuation, impairments of goodwill and long-lived assets, incremental borrowing rate for leases, and valuation allowances for deferred tax assets. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these consolidated financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change, which may result in future impairments of assets among other effects.

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

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 2, Liquidity and Going Concern, for more information about our going concern assessment.

Accounts Receivable and Allowance for Credit Losses, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. Accounts receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. We account for accounts receivable, less credit losses, under ASU 2016-13, Financial Instruments – Credit Losses. We evaluate our accounts receivable and establish an allowance for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific allowance for doubtful account to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Accounts receivables are charged off against the allowance for credit losses after we determine that the potential for recovery is remote.

As of December 31, the allowance for credit losses consisted of the following:

	2023	2022
Beginning balance	$117,360	$1,236,497
Provisions	1,520,679	717,144
Write-offs	-	(1,836,281)
Ending balance	$1,638,039	$117,360

Total bad debt expense for the years ended December 31, 2023 and 2022 was $697,876 and $372,363, respectively. Provisions related to returns and deductions for the years ended December 31, 2023 and 2022 was $822,803 and $344,780, respectively.

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

For the years ended December 31, the following customers represented more than 10% of consolidated sales. No vendors represented more than 10% of purchases.

	2023	2022
Customer A	21%	12%
Customer B	13%	—
Customer C	11%	—
Customer D	10%	—
Customer E	—	30%

As of December 31, the following customers represented more than 10% of accounts receivable. No vendors represented more than 10% of the accounts payable balance.

	2023	2022
Customer A	17%	10%
Customer C	—	10%
Customer D	20%
Customer F	—	27%

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

Inventory

Inventories consist of raw materials, work in process, and finished goods, are stated at lower of cost or net realizable value determined using the average cost method. The Company reviews the value of items in inventory and provides write-downs and write-offs of inventory for obsolete, damaged, or expired inventory. Write-downs and write-offs are included in cost of goods sold.

Prepaid Media Spend

In 2020, the Company entered into a bartering arrangement with an independent full-service corporate trade company, a vendor, whereas the Company will provide inventory in exchange for media credits. The Company has the right to utilize this asset as credits against future media buying services with this vendor. No inventory was exchanged during 2022 and 2023. The Company fully reserved for the $1,489,028 in media credits as of December 31, 2023 and 2022. As the Company has significantly reduced its media spend, it is unlikely the unused media credits will be utilized prior to expiring.

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

Advertising Costs

In accordance with ASC 720-35, Advertising Costs, advertising and marketing costs are charged to operations in the period incurred. Advertising and marketing expenses for the years ended December 31, 2023 and 2022 were $907,450 and $5,740,567 respectively and are included in selling expenses in the accompanying statements of operations. Advertising costs during the year ended December 31, 2022 include the reserve of $1,489,028 in media credits.

Debt Issuance Costs

Debt issuance costs are costs incurred to obtain new debt financing. Debt issuance costs are presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges for the year ended December 31, 2023 or 2022.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the acquisition of Biltong USA Inc., and Braaitime LLC in 2018. Goodwill is accounted for in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized and is reviewed and tested for impairment on a reporting unit level annually.

Goodwill is reviewed for impairment annually, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss. A significant amount of judgment is required in estimating fair value and performing goodwill impairment tests. For the years ended December 31, 2023 and 2022, there was no impairment of goodwill.

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

The brand name is accounted for in accordance with ASC 350 and amortized on a straight-line basis over 20 years and reviewed or impairment whenever changes or circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value is then compared to the carrying value and an impairment charged is recognized by the amount in which the carrying value exceeds the fair value of the asset. For the years ended December 31, 2023 and 2022, there was no impairment of the intangible asset.

Stock Based Compensation

Stock-based compensation awards including restricted stock awards, restricted stock units and restricted stock units with a market condition are accounted for in accordance with ASC 718, Compensation – Stock Compensation . The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date. The Company accounts for forfeitures when they occur.

Stock-based awards issued to non-employees, including directors for non-board-related services, are accounted for based on the fair value of such services received or the fair value of the awards granted on the grant date, whichever is more reliably measured. Stock-based awards subject to service-based vesting conditions are expensed on a straight-line basis over the vesting period. Stock-based awards subject to a market-based condition are expensed over the derived service period.

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

Accordingly, the Company classifies the private warrants issued to Andina's original stockholders (the "Private Warrants") as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations.

Net Income (Loss) per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding and excludes the dilutive effect of warrants, stock options, and other types of convertible securities. However, for the year ended December 31, 2022, certain pre-funded warrants are included in the calculation of basic earnings per share as the pre-funded warrants were exercisable for nominal value. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and the dilutive effect of stock options, warrants and other types of convertible securities are included in the calculation. Dilutive securities are excluded from the diluted earnings per share calculation if their effect is anti-dilutive, such as in periods where the Company would report a net loss.

As of December 31, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2023	2022

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January 2022 Offering	10,294,118	10,294,118
Warrants - April 2023 Financing	7,964,550	—
Restricted Stock Awards - unvested	57,780	26,700
	29,313,948	21,318,318

The weighted average number of shares outstanding for purposes of per share calculations includes the Class V shares on as-exchanged basis.

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

On July 20, 2021 (the “Closing Date”), the Company completed a business combination (the "Business Combination") pursuant to that certain Business Combination Agreement (the "Business Combination Agreement"). Under the terms of a Tax Receivable Agreement (the “TRA”) as part of the Business Combination Agreement, the Company generally will be required to pay to the Seller 85% of the applicable cash savings, if any, in U.S. federal and state income tax based on its ownership in Andina Holdings, LLC that the Company is deemed to realize in certain circumstances as a result of the increases in tax basis and certain tax attributes resulting from the Business Combination as described below. This is accounted for in conjunction with the methods used to record income tax described above.

The Company follows the provisions of ASC 740-10 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. We do not expect any significant changes in our unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of December 31, 2023, there have been 383,898 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, a line of credit, promissory notes payable and long-term debt. The carrying amounts of cash, accounts receivable, accounts payable, and promissory notes payable approximate their respective fair values because of the short-term maturities or expected settlement date of these instruments. The line of credit has variable interest rates the Company believes reflect current market rates for notes of this nature. The Company believes the current carrying value of long-term debt approximates its fair value because the terms are comparable to similar lending arrangements in the marketplace.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments –Credit Losses (Topic 326) –Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. The Company adopted ASU 2016-13 as of January 1, 2023, which did not result in any material changes to the Company’s financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is determining the impact on our business.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is determining the impact of the ASU 2023-09 on its financial statements.

Note 4 - Inventory

As of December 31, inventory consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$1,475,657	$1,614,712
Work in process	703,117	308,569
Finished goods	3,021,205	6,335,361
Total Inventory	$5,199,979	$8,258,642

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. Write-downs and write-offs included in cost of goods sold for the years ended December 31, 2023 and 2022 was $82,391 and $694,662, respectively.

Note 5 - Prepaid Expenses and Other Current Assets

As of December 31, prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022
Insurance	$378,199	$721,960
Marketing and advertising	$82,053	161,196
Vendor deposits	$21,038	495,040
Other	$239,392	172,521
Prepaid expenses and other current assets	$720,682	$1,550,717

Note 6 - Property & Equipment, net

As of December 31, property and equipment consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

Plant and equipment	$8,219,929	$7,649,405
Furniture and fixtures	26,246	42,825
Leasehold improvements	4,265,380	4,537,488
Website	111,002	111,002
Land	242,333	242,333
Building	1,399,200	1,399,201
Total cost	14,264,090	13,982,254
Less accumulated depreciation	(7,113,314)	(5,165,681)
Property and equipment, net	$7,150,775	$8,816,573

Depreciation expense for the years ended December 31, 2023 and 2022 was $1,978,760 and $1,718,739 respectively.

Note 7 – Intangible Assets, net

The intangible assets consist of the acquired brand assets of Kalahari, which as of December 31, 2023 and 2022, had a carrying value of $4,119,690 and $4,362,024, respectively. As of December 31, 2023 and 2022, accumulated amortization related to intangible assets had a balance of $729,907 and $487,573, respectively. As of December 31, 2023, the Company estimated that the remaining useful life of the Company's intangible asset was approximately 17 years.

The estimated future amortization of intangibles subject to amortization at December 31, 2023 was as follows:

5 Year Schedule

2024	$242,335
2025	242,335
2026	242,335
2027	242,335
2028	242,335
Thereafter	2,908,015

Total remaining amortization	$4,119,690

Amortization expense for the years ended December 31, 2023 and 2022 was $242,335 and $242,335, respectively.

Note 8 – Accrued Expenses

As of December 31, accrued expenses consisted of the following:

	2023	2022
Interest payable	$344,148	$—
Payroll liabilities	602,669	1,004,142
State taxes	46,423	154,756
Broker and commission payables	40,859	—
Marketing and advertising payables	172,845	217,075
Credit card payables	804,530	141,679
Professional fees payable	204,950	105,850
Related party payables	100,000	—
Other	371,084	104,053
Accrued expenses	$2,687,508	$1,727,555

Note 9 - Line of Credit

Invoice Purchase and Security Agreement

On September 28, 2022, certain subsidiaries of the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the “PSA”) with Alterna Capital Solutions LLC (the “Lender”) providing for (a) the purchase by the Lender of certain of the subsidiaries’ accounts receivable, and (b) financing based upon a percentage of the value of the subsidiaries’ inventory. Pursuant to the PSA, the subsidiaries agree to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. The PSA was amended to decrease the maximum amount potentially available to be deployed by the Lender at any given time from $15,000,000 to $8,000,000. The maximum amount may be increased to an amount up to $20,000,000. Pursuant to the Inventory Finance Rider to the RSA, the subsidiaries may request advances from time to time based upon the value of the subsidiaries’ inventory. Such advances bear interest at the current prime rate plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory. The interest rate as of December 31, 2023 and 2022 was 10.75% and 9.75%, respectively.

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

As of December 31, 2023 and 2022, $3,716,914 and $1,257,301, respectively, was borrowed under the financing agreement. The Company recognized approximately $478,001 and $28,214 in interest expense for the years ended December 31, 2023 and 2022, respectively.

Note 10 - Debt

As of December 31, long-term debt consisted of the following:

	2023	2022
Revenue Loan and Security Agreement, net of debt issuance costs	$3,791,950	$3,889,442
Broken Stone Agreement	19,775	51,918
Less: current portion	(335,636)	(244,782)
Total long-term debt, net of current portion	$3,476,089	$3,696,578

As of December 31, short-term borrowings and current portion of long-term debt consisted of the following:

	2023	2022
Invoice Purchase and Security Agreement, net of debt issuance costs	$3,568,295	$1,046,101
Promissory Notes, net of debt discount and debt issuance costs	4,089,000	—
Commercial Premium Finance Agreement	269,894	724,639
Current portion of long-term obligations	335,636	244,782
Total short-term borrowings and current portion of long-term debt	$8,262,825	$2,015,522

Long-Term Debt

Outstanding as of December 31, 2023

Unless otherwise stated, collateralized loans are secured by the net book value of the assets of the Company, totaling $32,711,832 as of December 31, 2023 and $39,559,766 as of December 31, 2022.

On March 12, 2021, the Company entered into a note payable agreement (“Broken Stone Agreement”) with Broken Stone Investments, LLC. for the principal amount of $200,000, bearing interest at 5% per annum, with all principal and accrued interest thereon due and payable at maturity of June 1, 2023. The Broken Stone Agreement calls for monthly principal and interest payments of $8,774 to commence on July 1, 2021 through maturity on June 1, 2023. As of December 31, 2023 and 2022, the balance on this loan was $19,775 and 51,918, respectively.

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

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 11.5%. As of December 31, 2023 and 2022, the balance on this loan was $3,864,175 and $3,983,611, respectively. The Company recognized approximately $451,773 and $111,547 in interest expense for the years ended December 31, 2023 and 2022, respectively.

Promissory Notes

On April 19, 2023, the Company issued an aggregate of $4,089,000 in principal amount of secured promissory notes (the “Notes”) to select accredited investors (the “Lenders”). The aggregate principal amount of the Notes is inclusive of $1,175,000 from related parties (the "Related Party Notes"). The Notes accrue interest annually at a rate of 12% and will mature upon the earlier of (i) December 31, 2023, or (ii) the closing of the next sale (or series of related sales) by the Company of its equity securities (other than pursuant to warrants described below), following the date of the Notes, from which the Company receives gross proceeds of not less than $3,000,000. The Notes are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders. The maturity date on the Notes was subsequently extended to December 31, 2024. See Note 17 for further discussion.

Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with the Related Party Notes. See Note 12 for discussion on the Warrants.

The Company has accounted for the Notes as debt in accordance with ASC 470-10-25 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 66.1%. As of December 31, 2023, the outstanding balance on the Notes was $4,089,000 of which $1,175,000 was due to related parties. In accordance with ASC 470-20-25-2, the Company allocated the proceeds between the Notes and Warrants based on their relative fair values. The allocation resulted in a discount to the Notes of $1,374,631 that is being amortized over the term of the Notes. The Company recognized approximately $1,895,066 in interest expense inclusive of debt discount amortization of $1,374,631 for the year ended December 31, 2023. The debt discount was fully amortized as of December 31, 2023.

Future minimum principal payments on debt as of December 31, 2023:

2024	$8,498,220
2025	753,258
2026	1,554,234
2027	1,154,045
2028	—
Thereafter	—
$11,959,758

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

The components of net loss before income taxes, which includes the pre and post IPO periods were as follows:

	For the Year Ended December 31,
	2023	2022
Domestic	$(19,040,019)	$(33,214,967)
Foreign	—	—
Net Loss Before Income Taxes	$(19,040,019)	$(33,214,967)

Significant components of income tax (benefit) expense were as follows:

	For the Year Ended December 31,
	2023	2022
Current income taxes:
Federal	$—	$—
State	2,485	(8,854)
Foreign	—	—
Total current income taxes	$2,485	$(8,854)
Deferred income taxes:
Federal	$—	$—
State	(1,520)	(65,668)
Foreign	—	—
Total deferred income taxes	$(1,520)	$(65,668)
Income tax (benefit) expense	$965	$(74,522)

A reconciliation of income taxes computed at the United States federal statutory income tax rate of 21% to income tax (benefit) expense was as follows:

	For the Year Ended December 31,
	2023	2022
U.S. federal income taxes at statutory rate	$(3,971,275)	$(6,975,143)
State and local income tax, net of federal benefit	(622,879)	(830,189)
Noncontrolling interest	695,467	2,726,960
FMV of Warrant	(4,331)	(22,628)
Partnership Basis Adjustment	(5,522,247)	—
Change in valuation allowance	9,426,230	5,170,541
Other	—	(144,063)
Income tax (benefit) expense	$965	$(74,522)

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at December 31:

	2023	2022
Deferred Tax Assets:
Investment in partnership	$12,463,390	$6,609,360
Net operating loss	$9,660,705	6,894,644
163(j)	$762,211	74,762
Charitable Contributions	$81,784	141,510
Stock based compensation	$242,459	64,044
Total deferred tax assets	$23,210,549	$13,784,320
Valuation allowance	(23,210,549)	(13,784,320)
Net deferred tax asset	$—	$—
Deferred Tax Liabilities:
Other	$(35)	$(1,555)
Total deferred tax liabilities	(35)	(1,555)
Net deferred tax liability	$(35)	$(1,555)

On August 16, 2022, the United States federal government enacted the Inflation Reduction Act of 2022. The Company does not currently expect the law to have a material impact on the Company's provision for income taxes.

Valuation Allowance

The Company recorded a valuation allowance of $23,210,549 and $13,784,320 as of December 31, 2023 and 2022, respectively. In determining the need for a valuation allowance, the Company assessed the available positive and negative evidence to estimate whether future taxable income would be generated to permit use of the existing deferred tax assets (“DTAs”). As of December 31, 2023 and 2022, a significant piece of objective negative evidence evaluated was the three-year cumulative loss before taxes. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. The Company determined that there is uncertainty regarding the utilization of certain DTAs such as the investment in Andina Holdings, LLC, federal and state operating losses and state net operating losses, and the interest expense limitation. Therefore, a valuation allowance has been recorded against the DTAs for which it is more-likely-than-not they will not be realized. The amount of DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company has established a 100% valuation allowance against the deferred tax assets as the Company does not believe it is more likely than not that these assets will be realized. The Company's valuation allowance increased by approximately $9,426,230 and $5,170,541 in 2023 and 2022, respectively.

	2023	2022
Beginning balance	$13,784,320	$8,613,779
Charged to costs and expenses	9,426,229	5,170,541
Ending balance	$23,210,549	$13,784,320

Upon audit, tax authorities may challenge all or part of a tax position. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision for income taxes in the period in which a final determination is made. The Company did not maintain any unrecognized tax benefits as of December 31, 2023 and 2022.

Net Operating Loss Carryforwards

The Company has United States federal tax net operating losses (NOLs) of $40,998,295 and state NOLs of $19,813,263 as of December 31, 2023. As of December 31, 2022, the Company has federal and state NOLs of $28,294,533 and $13,852,988. The federal NOLs are carried forward indefinitely and the state NOLs will expire between 2036 and 2042.

The Company is subject to taxation in the United States and various state jurisdictions. All periods since inception are subject to examination by these taxing authorities, where applicable. The Company is not currently under United States federal or state income tax examinations by tax authorities.

Tax Receivable Agreement Liability

In conjunction with the Business Combination, the Company also entered into a TRA with the Seller and Holdings. Pursuant to the TRA, the Company is required to pay the Seller 85% of the amount of savings, if any, in United States federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (a) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of December 31, 2023, there have been 383,898 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for Class A common stock of the Company.

The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of December 31, 2023 and 2022.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of December 31, 2023 and 2022 there were 197,500 Private Warrants outstanding.

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

April 2023 Warrants

On April 19, 2023, the Company issued certain lenders warrants (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the April 2023 Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with related parties. Each warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The exercise price was subsequently reduced to $2.75. See Note 17 for further discussion. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter. As of December 31, 2023, there were 7,964,550 April 2023 Warrants outstanding.

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

As of December 31, 2023, the Company had 114,706 shares of Class A common stock available for issuance under the Incentive Plan.

Note 13 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of December 31, 2023, the Company had 114,706 shares available for grant under its stock plans. As of December 31, 2023, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,911,964 is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2023	14,578	$48.47
Granted	189,450	4.90
Forfeited	(4,289)	64.62
Vested	(6,533)	45.54
Restricted Stock at December 31, 2023	193,205	$5.18

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date. The fair value of RSUs with a market condition is determined based on a Monte Carlo valuation simulation using.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2023	42,200	$27.92	7,500	$12.45
Granted	22,500	3	68,956	5.49
Forfeited	—	—	—	—
Vested	(11,922)	32.45	(71,456)	6.17
Restricted Stock at December 31, 2023	52,778	$16.09	5,000	$12.45

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the consolidated statements of operations. For the years ended December 31, 2023 and 2022, $710,248 and $835,733, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the consolidated statements of operations. For the years ended December 31, 2023 and 2022, $445,960 and $215,977, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

Note 14 - Fair Value Measurements

The Company follows the guidance in ASC 820, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at lease annually.

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

Note 15 - Related Party Transactions

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale, hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $741,715 and $727,171 during the years ended December 31, 2023, and 2022, respectively.

Promissory Notes

On April 19, 2023, the Company issued an aggregate of $1,175,000 in Notes to related parties. See Note 10 for a description of the Notes and Note 12 for further discussion on the warrants issued in connection with the Notes. The balance owed to related parties was $1,273,893 inclusive of $98,893 of accrued interest as of December 31, 2023.

Other

During the years ended December 31, 2023 and 2022, the Company purchased approximately $1,007 and $143,420, respectively, in goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The balance owed to the Related Party Manufacturer as of December 31, 2023 and 2022 was $807 and $0, respectively.

The Company previously had note receivables due from certain directors, officers and employees of the Company. The note receivables and the accrued interest was forgiven in connection with the Business Combination on July 20, 2021. The forgiveness of these note receivables resulted in non-cash compensation expense to the related parties for the year ended December 31, 2021. The Company agreed to reimburse the related parties for their portion of income taxes related to the non-cash compensation. As of December 31, 2023 and 2022, the balance owed to the related parties was $278,771 and $632,946, respectively.

In connection with the PSA, a named executive officer of the Company granted the Lender a security interest in certain personal property owned by the named executive officer to further secure the Company's obligations under the PSA. See further discussion at Note 9. As consideration for granting the security interest to the Lender, the Company agreed to pay the name executive officer a fee of $100,000 and reimbursement of out of pocket expenses. The balance owed to the name executive officer as of December 31, 2023 is $100,000.

Note 16 - Commitments and Contingencies

Operating Leases

The Company held three lease agreements for office and warehouse space in Texas as of December 31, 2023. The Company’s lease contracts have remaining terms ranging from 3 years to 11 years, some of which may include options to extend the leases for up to 5 years. During 2023, the Company subleased the office and former warehouse space.

For the years ended December 31, 2023 and 2022, the Company paid $908,863 and $279,883, respectively, for amounts included in the measurement of lease liabilities. Rent expense under the leases was $1,118,564, and $406,817, respectively, for the years ended December 31, 2023 and 2022. Rent expense is net of sublease income of $280,120 and $0 for the years ended December 31, 2023 and 2022, respectively.

Other Balance Sheet information related to operating leases as of December 31 was as follows:

	December 31,	December 31,
	2023	2022

Operating leases, Right-of-use assets, net	$4,609,666	$5,009,954
Weighted average remaining lease term, in years	10	11
Weighted Average Discount Rate	13%	13%

The following table presents the balance of Operating lease obligations:

Operating lease liabilities (current)	$362,165	$327,915
Operating lease liabilities (long-term)	$4,371,963	$4,734,128
Total operating lease liabilities	$4,734,128	$5,062,043

Future minimum payments and sublease rental income required under the lease agreements as of December 31, 2023 follows:

Year Ended December 31,	Operating Lease Payments	Sublease Rental Income
2024	$930,990	$268,960
2025	814,170	50,661
2026	744,099	—
2027	731,627	—
2028	749,274	—
Thereafter	4,807,543	—
Total	$8,777,703	$319,621
Less: Imputed interest	(4,043,575)
Present value of lease liabilities	$4,734,128

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

Amendment to Promissory Notes

During January 2024, the secured promissory notes (the “Notes”), discussed further at Note 10, were amended to extend the maturity date of the Notes from December 31, 2023 to the earlier of (i) December 31, 2024, or (ii) the closing of the next sale or series of related sales by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million, excluding proceeds from the warrants held by the Lenders and the Company’s existing at the market equity facility with Craig-Hallum Capital Group LLC. As consideration for the Final Lender’s entry into the Amendment, the Company (i) reduced the exercise price on the outstanding warrants issued to the lenders in April 2023 from $7.701 per split-adjusted share to $2.75 per split-adjusted share and (ii) agreed to issue shares of Class A common stock as payment in full for interest accrued on the Notes held through December 31, 2023 (at a value of $2.75 per share). The Company issued an aggregate of 53,559 shares of Class A common stock (at a value of $2.75 per share) to certain electing lenders as payment in full for interest accrued through December 31, 2023 on the Notes held by the lenders. The value of the accrued interest satisfied by the payment of 53,559 shares of Class A common stock to the electing lenders was $147,288.

Amendment to Invoice Purchase and Security Agreement

During March 2024, the PSA, discussed further at Note 9, was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the subsidiaries or the Lender provide written notice pursuant to the PSA prior to the end of any term.

Termination of At the Market Offering Agreement

During March 2024, the Company provided notice to Craig-Hallum Capital Group LLC that it was terminating the At the Market Offering Agreement dated June 30, 2023 between the Company and Craig-Hallum Capital Group LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

On March 29, 2024, the PSA, discussed further at Note 9, was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the subsidiaries or the Lender provide written notice pursuant to the PSA prior to the end of any term.

Item 1.02 Termination of a Material Definitive Agreement.

On March 29, 2024, the Company provided notice to Craig-Hallum Capital Group LLC that it was terminating the At the Market Offering Agreement dated June 30, 2023 between the Company and Craig-Hallum Capital Group LLC.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, to the extent not set forth in “Business— Executive Officers and Directors of the Company” in Item 1, will be set forth in the definitive proxy statement relating to the 2024 annual meeting of stockholders (the “2024 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Code of Ethics and Business Conduct.

We have a code of ethics and business conduct applicable to our Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on the investor relations portion of our website. We will post a notice of any waiver from, or amendment to, any provision of our code of ethics and business conduct on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shares authorized for issuance under equity compensation plans

In connection with the Business Combination, stockholders approved the Stryve Foods, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant up to an aggregate of 457,664 shares of Class A common stock.

The following table summarizes the number of shares of Class A common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the 2021 Plan as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, and restricted stock units (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	193,205	$5.18	114,706
Equity compensation plans not approved by security holders	—	—	—
Total	193,205	$5.18	114,706

The remaining information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

Exhibit No.	Document

3.1	First Amended and Restated Certificate of Incorporation. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

3.1.1	First Certificate of Amendment to First Amended and Restated Certificate of Incorporation (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 13, 2023)

3.2	Bylaws (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed in July 20, 2021)

4.1	Form of Class A Common Stock Certificate (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

4.2	Specimen Warrant Certificate (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-228530))

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)

4.4	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 11, 2022.)

4.5	Form of Warrant (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2023)

4.6	Description of Securities

10.1	Registration Rights Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2019.)

10.1.1	First Amendment to Registration Rights Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.2

Registration Rights Agreement, dated as of January 28, 2021, by and between Andina Acquisition Corp. III and Stryve Foods Holdings, LLC. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021.)

10.3††	First Amended and Restated Omnibus Incentive Plan (incorporated by reference from Appendix B to the Company’s definitive revised proxy statement filed May 2, 2023)

10.4	Exchange Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.5	Tax Receivables Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.6	Amended Holdings Operating Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.7††	Employment Agreement with Christopher J. Boever. (Incorporated by reference to Exhibit 10.1 included as part of the Registrant’s Form 8-K filed on May 11, 2022.)

10.8††	Employment Agreement with R. Alex Hawkins. (Incorporated by reference to Exhibit 10.19 included as part of the Registrant’s Form S-4 filed on March 31, 2021.)

10.9

Purchase and Sale Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated May 26, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.10	Lease Agreement between Stryve Foods, LLC and OK Biltong Facility, LLC dated June 4, 2021 (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.11	Form of Director and Officer Indemnification Agreement (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

10.12††	Form of Restricted Stock Award Agreement. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.)

10.13††	Form of Restricted Stock Unit Award Agreement. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021.)

10.14

Invoice Purchase and Security Agreement with Alterna Capital Solutions LLC dated September 28, 2022. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022.)

10.15

Inventory Finance Rider with Alterna Capital Solutions LLC dated September 28, 2022. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022.)

10.16

Revenue Loan and Security Agreement with Decathlon Alpha V, L.P. dated September 28, 2022. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 28, 2022.)

10.17	Form of Note (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 21, 2023)

10.17(1)	Form of Amendment No.1 to Promissory Note (filed herewith)

10.18	Second Amendment to Invoice Purchase and Security Agreement with Alterna Capital Solutions LLC (filed herewith)

19.1	Insider Trading Policy (filed herewith)

21	List of Subsidiaries (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2021)

23.1	Consent of Marcum LLP.

31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. §1350.

32.2	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. §1350.

97.1	Executive Compensation Recovery Policy (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†† Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stryve Foods, Inc.

Date:	April 1, 2024	/s/ Christopher Boever

Christopher Boever
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Boever	Chief Executive Officer and Director	April 1, 2024
Christopher Boever	(Principal Executive Officer)

/s/ R. Alex Hawkins	Chief Financial Officer	April 1, 2024
R. Alex Hawkins	(Principal Accounting and Financial Officer)

/s/ B. Luke Weil	Director	April 1, 2024
B. Luke Weil

/s/ Kevin Vivian	Director	April 1, 2024
Kevin Vivian

/s/ Robert Ramsey	Director	April 1, 2024
Robert Ramsey

/s/ Ted Casey	Director	April 1, 2024
Ted Casey

/s/ Mauricio Orellana	Director	April 1, 2024
Mauricio Orellana

/s/ Gregory S. Christenson	Director	April 1, 2024
Gregory S. Christenson

/s/ Chris Whitehair	Director	April 1, 2024
Chris Whitehair