Form 10-Q
period 2024-03-31
STRYVE FOODS, INC.
filed 2024-05-14
CIK 1691936

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

For the quarter ended March 31, 2024

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

As of May 8, 2024, 2,904,117 shares of the registrant’s Class A common stock, $0.0001 par value, and 382,892 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$280,101	$369,114
Accounts receivable, net	2,319,579	2,091,926
Inventory	5,020,749	5,199,979
Prepaid expenses and other current assets	537,466	720,682
Total current assets	8,157,895	8,381,701

Property and equipment, net	6,765,185	7,150,775
Right of use assets, net	4,505,530	4,609,666
Goodwill	8,450,000	8,450,000
Intangible assets, net	4,059,106	4,119,690
TOTAL ASSETS	$31,937,716	$32,711,832

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$6,334,487	$4,459,787
Accrued expenses	2,446,692	2,687,508
Current portion of lease liability	376,347	362,165
Line of credit, net of debt issuance costs	3,795,669	3,568,295
Promissory notes payable, net of debt discount and debt issuance costs	2,914,000	2,914,000
Promissory notes payable due to related parties, net of debt discount and debt issuance costs	1,175,000	1,175,000
Current portion of long-term debt and other short-term borrowings	478,577	605,530
Total current liabilities	17,520,772	15,772,285

Long-term debt, net of current portion, net of debt issuance costs	3,420,818	3,476,089
Lease liability, net of current portion	4,269,941	4,371,963
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	35	35
TOTAL LIABILITIES	32,711,566	31,120,372

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 2,898,194 and 2,249,189 shares issued and outstanding (net of 53,333 and 53,333 treasury shares), respectively	289	224
Class V common stock - $0.0001 par value, 15,000,000 shares authorized, 382,892 and 382,892 shares issued and outstanding	38	38
Additional paid-in-capital	139,446,938	137,883,798
Accumulated deficit	(140,221,115)	(136,292,600)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(773,850)	1,591,460

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$31,937,716	$32,711,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
SALES, net	$4,598,159	$4,646,253

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	3,581,775	3,683,002

GROSS PROFIT	1,016,384	963,251

OPERATING EXPENSES
Selling expenses	1,596,537	1,969,010
Operations expense	352,749	513,589
Salaries and wages	1,607,013	2,163,152
Depreciation and amortization expense	462,531	551,656
Total operating expenses	4,018,830	5,197,407

OPERATING LOSS	(3,002,446)	(4,234,156)

OTHER (EXPENSE) INCOME
Interest expense	(582,567)	(398,945)
Loss on extinguishment of debt	(334,511)	—
Change in fair value of Private Warrants	—	8,250
Other income (expense)	7	(14,373)
Total other (expense) income	(917,071)	(405,069)

NET LOSS BEFORE INCOME TAXES	(3,919,517)	(4,639,225)
Income tax expense	8,998	3,331

NET LOSS	$(3,928,515)	$(4,642,556)
Loss per common share:
Basic and diluted	$(1.42)	$(2.23)

Weighted average shares outstanding:
Basic and diluted	2,775,259	2,085,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2024

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2024	2,249,189	$224	382,892	$38	$137,883,798	$(136,292,600)	$1,591,460
Cancellation of Restricted Stock Awards	(350)	—	—	—	—	—	—
Issuance of Restricted Stock Units	691	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	270,376	—	270,376
Issuance of Class A Shares in connection with At-The-Market Offerings, net	558,873	56	—	—	710,975	—	711,031
Change in Fair Value of Warrants on Extinguishment of Debt	—	—	—	—	334,511	—	334,511
Common Stock Issued for Accrued Expenses	53,559	5	—	—	147,282	—	147,287
Common Stock Issued for Accrued Expenses - Related Party	36,232	4	—	—	99,996	—	100,000
Net loss	—	—	—	—	—	(3,928,515)	(3,928,515)
BALANCE, MARCH 31, 2024	2,898,194	$289	382,892	$38	$139,446,938	$(140,221,115)	$(773,850)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2023	1,714,973	$172	419,941	$42	$133,687,587	$(117,251,616)	$16,436,185
Exchanged BV for Class A shares	10,241	1	(10,241)	(1)	—	—	-
Net loss	—	—	—	—	—	(4,642,556)	(4,642,556)
BALANCE, MARCH 31, 2023	1,725,214	$173	409,700	$41	$133,687,587	$(121,894,172)	$11,793,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,928,515)	$(4,642,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	401,947	491,072
Amortization of intangible assets	60,584	60,584
Amortization of debt issuance costs	54,793	40,145
Amortization of right-of-use asset	104,137	98,826
Loss on extinguishment of debt	334,511	—
Reserve for credit losses	153,609	73,219
Stock based compensation expense	270,376	185,524
Change in fair value of Private Warrants	—	(8,250)
Changes in operating assets and liabilities:
Accounts receivable	(381,263)	(562,872)
Inventory	179,230	7,664
Income tax receivables and payables, net	2,029	—
Prepaid expenses and other current assets	183,216	74,068
Accounts payable	1,858,343	1,344,535
Accrued liabilities	4,443	300,881
Operating lease obligations	(87,841)	(89,610)
Net cash used in operating activities	(790,401)	(2,626,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	—	(48,635)
Net cash used in investing activities	—	(48,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	711,031	—
Borrowings on long-term debt	—	2,000,000
Repayments on long-term debt	(21,665)	(30,125)
Borrowings on short-term debt	3,923,333	3,360,187
Repayments on short-term debt	(3,911,311)	(2,900,947)
Net cash provided by financing activities	701,388	2,429,115

Net change in cash and cash equivalents	(89,013)	(246,291)
Cash and cash equivalents at beginning of period	369,114	623,163
Cash and cash equivalents at end of period	$280,101	$376,872

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$405,439	$398,945
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$—	$291,339
Common stock issued for accrued expenses	$147,287	$—
Common stock issued for accrued expenses - related party	$100,000	$—
Accrued fixed assets	$16,357	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Note 1 - Organization and Description of Business

Stryve Foods, Inc. (“Stryve” or the “Company”) is an emerging healthy snacking company which manufactures, markets and sells highly differentiated healthy snacking products. The Company offers convenient snacks that are lower in sugar and carbohydrates and higher in protein than other snacks. The Company is headquartered in Plano, TX. The Company has manufacturing operations in Madill, Oklahoma and fulfillment operations in Frisco, Texas.

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

The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. The Company's principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. The Company incurred net losses of approximately $3.9 million during the three months ended March 31, 2024. Cash used in operating activities was approximately $0.8 million for the three months ended March 31, 2024. As of March 31, 2024, the Company has a working capital deficit of $9.4 million which compares to $7.4 million as of March 31, 2023.

Late in the third quarter of 2022, the Company secured a term loan in the amount of $4.0 million. Additionally, the Company secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment the Company's liquidity, as needed, through the execution of management's plan. The Company has drawn $4.0 million of the term loan and $3.9 million (net of repayments) of the asset based line of credit as of March 31, 2024. The amount remaining available under the asset based line of credit is $2.0 million. No amount remained available under the term loan. See Note 5 for a description of the asset based line of credit and Note 6 for a description of the term loan.

On April 3, 2024, we issued an aggregate of $1.6 million in principal amount of unsecured promissory notes (the “April 2024 Convertible Notes”) to select accredited investors to fund operations. The aggregate principal amount of the April 2024 Convertible Notes is inclusive of $1.1 million from related parties. See Note 13 for further discussion.

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

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption in order to fund inventory growth, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended March 31, 2024 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these interim financial statements do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results of operations, balance sheet, cash flows, and shareholders' equity for the periods presented. The unaudited condensed consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023. The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

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

Determining the extent to which conditions or events raise substantial doubt about the Company's ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by us. The Company's significant estimates related to this analysis may include identifying business factors such as size, growth and profitability used in the forecasted financial results and liquidity. Further, the Company makes assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and its ability to continue as a going concern. The Company believes that the estimated values used in its going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. See Note 2, Liquidity and Going Concern, for more information about the Company's going concern assessment.

Accounts Receivable and Allowance for Credit Losses, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. Accounts receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. We account for accounts receivable, less credit losses, under ASU 2016-13, Financial Instruments – Credit Losses. We evaluate our accounts receivable and establish an allowance for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, we record a specific allowance for doubtful accounts to reduce the related receivable to the amount we reasonably believe is collectible. We also record allowances for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Accounts receivables are charged off against the allowance for credit losses after we determine that the potential for recovery is remote. As of March 31, 2024, and December 31, 2023, the allowance for credit losses, returns and deductions totaled $1,528,148 and $1,638,039, respectively. Provisions related to credit losses for the three months ended March 31, 2024 and 2023 was $153,609 and $73,219, respectively. Provisions related to returns and deductions for the three months ended March 31, 2024 and 2023 was $(263,500) and $364,193, respectively.

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

For the three months ended March 31, 2024 and 2023, the following customers represented more than 10% of consolidated sales. No vendors represented more than 10% of purchases.

	2024	2023
Customer A	24%	14%
Customer B	—	23%
Customer C	11%	—
Customer D	19%	11%

As of March 31, 2024 and 2023, the following customers represented more than 10% of accounts receivable. No vendors represented more than 10% of the accounts payable balance.

	2024	2023
Customer A	27%	11%
Customer B	—	37%
Customer D	10%	11%
Customer E	—	10%

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

Stock Based Compensation

Stock-based compensation awards including restricted stock awards, restricted stock units and restricted stock units with a market condition are accounted for in accordance with ASC 718, Compensation –Stock Compensation. The Company expenses the fair value of stock awards granted to employees and members of the board of directors over the requisite service period, which is typically the vesting period. Compensation cost for stock-based awards issued to employees is measured using the estimated fair value at the grant date. The Company accounts for forfeitures when they occur.

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

As of March 31, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2024	2023

Private Warrants	197,500	197,500
Public Warrants	10,800,000	10,800,000
Warrants - January 2022 Offering	10,294,118	10,294,118
Warrants - April 2023 Financing	7,964,550	7,964,550
Restricted Stock Awards - unvested	56,599	57,780
	29,312,767	29,313,948

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of March 31, 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of March 31, 2024, there have been 383,898 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

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

Note 4 - Inventory

As of March 31, 2024, and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$1,427,258	$1,475,657
Work in process	1,176,811	703,117
Finished goods	2,416,680	3,021,206
Total Inventory	$5,020,749	$5,199,979

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. Sales of previously reserved inventory net of write-downs and write-offs for the three months ended March 31, 2024 was $11,789 and $60,926, respectively.

Note 5 - Line of Credit

On September 28, 2022, certain subsidiaries of the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the “PSA”) with Alterna Capital Solutions LLC (the “Lender”) providing for (a) the purchase by the Lender of certain of the subsidiaries’ accounts receivable, and (b) financing based upon a percentage of the value of the subsidiaries’ inventory. Pursuant to the PSA, the subsidiaries agree to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. The maximum amount potentially available to be deployed by the Lender at any given time is $8,000,000, which may be increased to an amount up to $20,000,000. Pursuant to the Inventory Finance Rider to the RSA, the subsidiaries may request advances from time to time based upon the value of the subsidiaries’ inventory. Such advances bear interest at the current prime rate plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory. The interest rate as of March 31, 2024 and December 31, 2023 was 10.75%.

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

The PSA provides for an initial twenty four (24) month term, followed by automatic annual renewal terms unless the subsidiaries provide written notice pursuant to the PSA prior to the end of any term. During March 2024, the PSA was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the Company or the Lender provide written notice pursuant to the PSA prior to the end of any term.

As of March 31, 2024 and December 31, 2023, $3,894,656 and $3,716,914, respectively, was borrowed under the financing agreement. The Company recognized approximately $184,579 and $87,600 in interest expense for the three months ended March 31, 2024 and 2023, respectively. The amount remaining available under the PSA is $4.1 million.

Note 6 - Debt

As of March 31, 2024 and December 31, 2023, long-term debt consisted of the following:

	2024	2023
Revenue Loan and Security Agreement, net of debt issuance costs	$3,775,447	$3,791,950
Broken Stone Agreement	19,775	19,775
Less: current portion	(374,403)	(335,636)
Total long-term debt, net of current portion	$3,420,818	$3,476,089

As of March 31, 2024 and December 31, 2023, short-term borrowings and current portion of long-term debt consisted of the following:

	2024	2023
Invoice Purchase and Security Agreement, net of debt issuance costs	$3,795,669	$3,568,295
Promissory Notes, net of debt discount and debt issuance costs	4,089,000	4,089,000
Commercial Premium Finance Agreement	104,174	269,894
Current portion of long-term obligations	374,403	335,636
Total short-term borrowings and current portion of long-term debt	$8,363,246	$8,262,825

Outstanding as of March 31, 2024

Revenue Loan and Security Agreement

On September 28, 2022, the Company entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V, L.P. The Company was advanced $4,000,000 upon execution of the Loan Agreement. The Loan Agreement requires monthly payments, calculated as a percentage of the Company’s revenue from the previous month (subject to an annual payment cap) with all outstanding advances and the interest (as defined in the Loan Agreement) being due at maturity on June 13, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). Interest does not accrue on advance(s) pursuant to the Loan Agreement, rather a minimum amount of interest (as defined in the Loan Agreement) is due pursuant to the terms of the Loan Agreement. The Loan Agreement further provides for the payment of fees by the Company and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding and otherwise due under the Loan Agreement may be accelerated for typical defaults including, but not limited to, the failure to make when due payments, the failure to perform any covenant, the inaccuracy of representations and warranties, and the occurrence of debtor-relief proceedings. The advances are secured by all property of the Company and is guaranteed by the Company and certain of the Company’s Subsidiaries.

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 10.9%. As of March 31, 2024 and December 31, 2023, the balance on this loan was $3,842,510 and $3,864,175, respectively. The Company recognized approximately $77,231 and $118,073 in interest expense for the three months ended March 31, 2024 and 2023, respectively. No amount remained available under the Loan Agreement.

Promissory Notes

On April 19, 2023, the Company issued an aggregate of $4,089,000 in principal amount of secured promissory notes (the “Notes”) to select accredited investors (the “Lenders”). The aggregate principal amount of the Notes is inclusive of $1,175,000 from related parties (the "Related Party Notes"). The Notes accrue interest annually at a rate of 12% and are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders. Each Lender that purchased Notes received a warrant (the “Warrants”) to purchase 1/15th of one share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with the Related Party Notes.

The Company has accounted for the Notes as debt in accordance with ASC 470-10-25 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.0%. As of March 31, 2024 and December 31, 2023, the outstanding balance on the Notes was $4,089,000 of which $1,175,000 was due to related parties. In accordance with ASC 470-20-25-2, the Company allocated the proceeds between the Notes and Warrants based on their relative fair values. The allocation resulted in a discount to the Notes of $1,374,631 that was amortized over the initial term of the Notes.

During January 2024, the Notes were amended to extend the maturity date of the Notes from December 31, 2023 to the earlier of (i) December 31, 2024, or (ii) the closing of the next sale or series of related sales by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million, excluding proceeds from the warrants held by the Lenders and the Company’s at the market equity facility with Craig-Hallum Capital Group LLC. As consideration for the Final Lender’s entry into the Amendment, the Company (i) reduced the exercise price on the outstanding warrants issued to the lenders in April 2023 from $0.5134 per 1/15th of one share to $0.1833 per 1/15th of one share and (ii) agreed to issue shares of Class A common stock as payment in full for interest accrued on the Notes held through December 31, 2023 (at a value of $2.75 per share). The Company issued an aggregate of 53,559 shares of Class A common stock (at a value of $2.75 per share) to certain electing lenders as payment in full for interest accrued through December 31, 2023 on the Notes held by the electing lenders. The value of the accrued interest satisfied by the payment of 53,559 shares of Class A common stock to the electing lenders was $147,287.

The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity date and modification of the exercise price of the Warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt. There were no unamortized deferred debt costs or debt discount at the time of the amendment. This Company recorded a loss on the extinguishment of the debt in the amount of $334,511 during the three months ended March 31, 2024.

The Company recognized approximately $122,334 in interest expense for the three months ended March 31, 2024.

Future minimum principal payments, exclusive of debt discounts, on debt as of March 31, 2024 are as follows:

2024	$8,353,548
2025	552,365
2026	1,083,815
2027	1,960,387
$11,950,116

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be (0.0432)%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax expense of $8,998 and $3,331 for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, there have been 383,898 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of March 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of March 31, 2024.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of March 31, 2024, there were 197,500 Private Warrants outstanding.

April 2023 Warrants

On April 19, 2023, the Company issued certain lenders warrants (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the April 2023 Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with related parties. Each warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The exercise price was subsequently reduced to $2.75 per whole share. See Note 6 for further discussion. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter. As of March 31, 2024, there were 7,964,550 April 2023 Warrants outstanding exercisable for up to 530,970 shares of Class A common stock.

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

As of March 31, 2024, the Company had 115,815 shares of Class A common stock available for future issuance under the Incentive Plan.

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of March 31, 2024, the Company had 115,815 shares available for grant under its stock plans. As of March 31, 2024, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,836,464 and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2024	193,205	$5.18
Granted	—	—
Forfeited	(250)	2.58
Vested	(833)	10.03
Restricted Stock at March 31, 2024	192,122	$5.16

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date. The fair value of RSUs with a market condition is determined based on a Monte Carlo valuation simulation using.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2024	52,778	$16.09	5,000	$12.45
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(1,181)	56.33	—	—
Restricted Stock at March 31, 2024	51,597	$15.17	5,000	$12.45

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, $246,440 and $151,689, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, $23,936 and $33,834, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

Note 10 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $187,265 and $183,593 during the three months ended March 31, 2024 and 2023, respectively.

Promissory Notes. On April 19, 2023, the Company issued an aggregate of $1,175,000 in Related Party Notes. The Related Party Notes accrue interest annually at a rate of 12% and will mature upon the earlier of (i) December 31, 2024, or (ii) the closing of the next sale (or series of related sales) by the Company of its equity securities (other than pursuant to warrants described below), following the date of the Related Party Notes, from which the Company receives gross proceeds of not less than $3,000,000. The Related Party Notes are secured by a security interest on substantially all the assets of the Company that is subordinate to the security interests of the Company’s existing first and second lien lenders. See Note 6 for further discussion on the Related Party Notes. Each related party lender that purchased Related Party Notes received a warrant (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.1833 of principal amount of the Related Party Notes, for an aggregate of 2,288,664 April 2023 Warrants convertible to 152,577 shares of Class A common stock. Each April 2023 Warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $2.75 and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. See Note 8 for further discussion on the April 2023 Warrants.

Other. During the three months ended March 31, 2024 and 2023, the Company did not purchase goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The balance owed to the Related Party Manufacturer as of March 31, 2024 and December 31, 2023 was $807.

The Company previously had note receivables due from certain directors, officers and employees of the Company. The note receivables and the accrued interest was forgiven in connection with the Business Combination on July 20, 2021. The forgiveness of these note receivables resulted in non-cash compensation expense to the related parties for the year ended December 31, 2021. The Company agreed to reimburse the related parties for their portion of income taxes related to the non-cash compensation. As of March 31, 2024 and December 31, 2023, the balance owed to the related parties was $280,801 and $278,771, respectively.

In connection with the PSA, a named executive officer of the Company granted the Lender a security interest in certain personal property owned by the named executive officer to further secure the Company's obligations under the PSA. See further discussion at Note 9. As consideration for granting the security interest to the Lender, the Company agreed to pay the name executive officer a fee of $100,000 and reimbursement of out of pocket expenses. The balance owed to the name executive officer as of March 31, 2024 and December 31, 2023 was $0 and $100,000, respectively.

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

Nasdaq Deficiency Letter

On April 9, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because the Company’s stockholders’ equity for the year ended December 31, 2023, as reported in the Company’s Form 10-K, was below the minimum stockholders’ equity requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The notice had no immediate effect on the Company’s continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq rules, the Company has been provided 45 calendar days to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq may grant up to 180 calendar days from the date of the notice for the Company to regain compliance with the Stockholders’ Equity Requirement. The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

April 2024 Convertible Notes

On April 3, 2024, the Company issued an aggregate of $1,616,162 million in principal amount of unsecured convertible promissory notes (the “April 2024 Convertible Notes”) for $1,600,000 in proceeds to select accredited investors to fund inventory growth, growth in working capital, and general operations. The aggregate principal amount of the April 2024 Convertible Notes is inclusive of $1,121,212 from related parties. The April 2024 Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The April 2024 Convertible Notes will automatically convert in the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the April 2024 Convertible Notes, from which the Company receives gross proceeds of not less than $3,000,000.

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

We effected a 1-for-15 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of Class A and Class V common stock, par value $0.0001 per share, effective as of 12:01 a.m. Eastern Time on July 14, 2023. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 1 to our condensed consolidated financial statements for additional information.

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

As part of the transformation, Management has identified certain one-time write-downs for assets that were non-core to the go-forward plan as well as identified necessary write-downs of inventory and incurring one-time employee costs related to actions taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter of 2022, and continued to a lesser extent throughout 2023.

In 2024, the final phase of the transformation is now underway. It is focused on accelerating quality growth through brand reinvigoration, enhanced sales strategies, disciplined promotional activity, and new partnerships to help expand the reach of our brands. We expect to continue to garner new retail distribution in both measured and non-measured channels and build upon the increases we've seen in our retail consumption metrics, ultimately increasing our market share within the category while seeking to maintain an optimized spending profile across the business.

New Packaging & Retail Distribution Growth

A key piece of our retail growth strategy is tied to making the product more available and approachable. To accomplish this we completed a strategic redesign of our packaging with retail conversion at the forefront of design considerations. We collaborated with both consumers and retailers as we sought to optimize the packaging for retail conversion. We received a positive response from many retail partners on the new designs, garnering additional distribution in the process. We began manufacturing select items in the new packaging during the second quarter of 2023 and transitioned the rest of our production over to the new packing throughout the balance of 2023. By the middle of 2023, our new packaging began to ship to select retailers and distributors and as of the first quarter of 2024, we estimate that approximately half of retailer shelves have transitioned to the new packaging. We have begun to see year-over-year gains in our retail distribution footprint, and price-mix ultimately leading to increased retail sales and market share within measured distribution channels.

We are encouraged by the initial consumer and retailer response to our updated packaging and are excited to share that as the new packaging has made its way through distribution and onto shelves for consumers that the impact on our retail consumption data has been significant. The Stryve brand's retail dollar velocity, which represents the amount of sales retailers generate per store per week of the brand across all of our distribution footprint in measured channels, has increased 51.0% year-over-year since the introduction of the new-look packaging. While the Stryve brand received the most significant redesign, we enhanced our other brands as well. In the aggregate, all of our retail brands showed a similar improvement with retail dollar velocity up 37.5% on a combined basis across all measured channels in the same period. The retail data mentioned above is sourced from SPINS and represents the 4-weeks prior to March 24, 2024. We expect similar but accelerating trends in the 12-week and 24-week data, which we believe reflects the gradual roll out of the new packaging through distribution over the time period.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. And with respect to assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, a meaningful portion of net sales in the early part of 2023 came from products, customers, and/or channels that have been rationalized. Further, this strategic rationalization, in some cases, required us to sell inventory through discount or liquidation channels during 2023 and the first quarter of 2024 which affected our gross margin. Despite the negative impact on to net sales that this rationalization has had, our most valuable revenues are supported by improved trends in the retail consumption of our products.

Additionally, we took actions to improve the quality of our revenue in 2023 through improving our price-mix by working strategically with of some of our large retail partners to introduce new products that improved our unit economics while creating a more attractive consumer offering.

Optimizing Spend and Reducing Losses

Our first quarter of 2024 results are a product of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 22.2% year-over-year reduction in total operating expenses for the quarter ended

March 31, 2024, resulting in a 35.2% year-over-year improvement in our Adjusted EBITDA Loss (a non-GAAP financial measure) for the same period.

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

We believe that we have entered the final phase of our planned transformation. The first two phases focused on reducing expenses while improving the quality of our revenues through rationalization and price actions to recover our unit economics paired with productivity an quality initiatives. The last phase is about accelerating quality growth and reaping the benefits of operating leverage through a redesigned cost structure.

At-The-Market Equity Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which we may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. During March 2024, we terminated the at-the-market equity offering sales agreement. As of March 31, 2024, the following shares were sold during the first quarter of 2024:

Three Months Ended March 31,
2024

(In thousands, except share and per share information)
Number of common shares sold	558,873
Weighted average sale price per share	$1.31
Gross proceeds	$733
Net proceeds	$711

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

April 2024 Convertible Bridge Notes

On April 3, 2024, we issued an aggregate of $1.6 million in principal amount of unsecured promissory notes (the “April 2024 Convertible Notes”) to select accredited investors to fund inventory growth, growth in working capital, and general operations. The aggregate principal amount of the April 2024 Convertible Notes is inclusive of $1.1 million from related parties. The April Convertible 2024 Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The April 2024 Convertible Notes will automatically convert in the securities issued in the next sale (or series of related sales) by the

Company of its equity securities, following the date of the April 2024 Convertible Notes, from which the Company receives gross proceeds of not less than $3.0 million.

Results of Operations –Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024		2023
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$4,598	100.0%	$4,646	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	3,582	77.9%	3,683	79.3%
GROSS PROFIT	1,016	22.1%	963	20.7%

OPERATING EXPENSES
Selling expenses	1,597	34.7%	1,969	42.4%
Operations expense	353	7.7%	514	11.1%
Salaries and wages	1,607	34.9%	2,163	46.6%
Depreciation and amortization expense	462	10.1%	552	11.9%
Total operating expenses	4,019	87.4%	5,197	111.9%
OPERATING LOSS	(3,003)	(65.3)%	(4,234)	(91.1)%

OTHER (EXPENSE) INCOME
Interest expense	(583)	(12.7)%	(399)	(8.6)%
Loss on extinguishment of debt	(334)	(7.3)%	—	—
Change in fair value of Private Warrants	—	—	8	0.2%
Other income (expense)	0	0.0%	(14)	(0.3)%
Total other (expense) income	(917)	(19.9)%	(405)	(8.7)%
NET LOSS BEFORE INCOME TAXES	$(3,920)	(85.2)%	$(4,639)	(99.8)%

Net sales. Net sales remained largely flat during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The prior year period was significantly benefited by shipments related to a promoted display program with a large retailer which we elected not to repeat in 2024. However, in the first quarter of 2024, significant increases in our brands' sell-through velocities throughout our base distribution contributed to an increase in orders and shipments which served to offset the prior year's display program. If increases in retail velocity that our brands are experiencing continues throughout 2024, we anticipate not only a net sales benefit due to increased replenishment orders, but sustained improvements in our retail consumption data may also assist us in securing additional points of distribution to further drive net sales over time.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million from $3.7 million in the three months ended March 31, 2023 to $3.6 million in the three months ended March 31, 2024. Productivity and yield improvements we have made to our cost of goods on a variable rate basis have partially offset some of the inflationary pressures on inputs, primarily beef. Overall commodity beef prices were higher in the first quarter of 2024 compared to the first quarter of the prior year while our productivity and yield enhancement strategies significantly mitigated the impact these increased beef prices could have had during the quarter.

Gross Profit. Gross profit increased $0.1 million in the three months ended March 31, 2024. As a percent of net sales, gross profit was 22.1% in the first quarter of 2024, compared to a 20.7% in the first quarter of 2023. A few primary factors contribute to this performance:

•
Since the beginning of our transformation we have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin products or accounts, this has also resulted in lower plant utilization which has partially muted the gross margin impact we expected to receive from progress we've made on a unit economic basis.
•
The Company took steps to improve the price per ounce in late 2023 for select retailers which benefited the first quarter of 2024. These measures were partially muted by a decrease in volumes in the first quarter of 2024 compared to the prior year period due to the prior year display program.

•
Commodity beef prices were higher throughout the three months ended March 31, 2024 as compared to the same period in 2023. However, even with these increased input costs in the quarter, we were able to improve our gross profit on roughly equivalent volume through our productivity and yield maximization initiatives illustrating the positive impact of our transformation.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $0.4 million from $2.0 million in the three months ended March 31, 2023 to $1.6 million in the three months ended March 31, 2024. We decreased our spend with respect to certain marketing efforts including digital media advertising and paid search in the first quarter of 2024 compared to the same period in 2023 in favor of increased focus on strategies to support retail velocities. Further, through streamlining the organization and creating a more focused approach, we were able to make meaningful progress in reducing our spend attributable to third party professional fees.
•
Operations expense. Operations expenses decreased by $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Our sales mix in three months ended March 31, 2024 as well as working in partnership with our retail and distributor customers to drive efficiencies for all parties allowed us to utilize more favorable modes of transportation relative to the prior year period which helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, decreasing from $2.2 million to $1.6 million. This decrease is mostly attributable to the transformation and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense decreased $0.1 million from $0.6 million in the three months ended March 31, 2023 to $0.5 million compared to the three months ended March 31, 2024 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $1.2 million from $4.2 million in the three months ended March 31, 2023 to $3.0 million in the three months ended March 31, 2024 and is primarily attributable to decreased total operating expenses.

Interest Expense. Interest expense increased by $0.2 million from $0.4 million in the three months ended March 31, 2023 to $0.6 million in the three months ended March 31, 2024. Interest expense increased by $0.1 million related to the Invoice Purchase and Security Agreement (the "PSA"), and $0.1 million related to the Notes which were not in place in prior year quarter.

Loss on Extinguishment of Debt. We recorded a $0.3 million non-cash loss on extinguishment of debt related to the extension of the Notes the associated repricing of the related Warrants in consideration of the extension.

Net Loss Before Income Taxes. Net loss before income taxes decreased $0.7 million from $4.6 million in three months ended March 31, 2023 to $3.9 million in the three months ended March 31, 2024, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses offset by an increase in interest expense and loss on extinguishment of debt.

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

EBITDA. Stryve defines EBITDA as Net Loss before Interest Expense, Income Tax Expense (Benefit), and Depreciation and Amortization Expense.

Adjusted EBITDA. Stryve defines Adjusted EBITDA as EBITDA adjusted as necessary for certain items listed below in the table.

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is Net Loss Before Income Taxes, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
(In thousands)
Net loss before income taxes	$(3,920)	$(4,639)
Interest expense	583	399
Depreciation and amortization expense	462	552
EBITDA	$(2,875)	$(3,689)
Additional Adjustments:
Loss on Extinguishment of Debt	334	—
Stock Based Compensation Expense	270	186
Adjusted EBITDA	$(2,271)	$(3,503)

Adjusted EBITDA. The Company improved its negative Adjusted EBITDA by 35.2% when comparing the three months ended March 31, 2024 and 2023 with a $1.2 million improvement year-over-year driven by the Company's transformational initiatives and rationalized spending.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed in the table below.

The table below provides a reconciliation of Adjusted Earnings per Share to Basic/Diluted Net Loss per Share, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
(In thousands except share and per share information)
Net loss	$(3,929)	$(4,643)
Weighted average shares outstanding	2,775,259	2,085,514
Basic & Diluted Net Loss per Share	$(1.42)	$(2.23)
Additional Adjustments:
Loss on Extinguishment of Debt	0.12	—
Stock Based Compensation Expense	0.10	0.09
Adjusted Earnings per Share	$(1.20)	$(2.14)

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

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. Our principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. For the three months ended March 31, 2024, we incurred an operating loss of $3.0 million and used cash in operations of $0.8 million. As of March 31, 2024, the Company has approximately $11.8 million of indebtedness.

During the third quarter of 2022, we secured a term loan in the amount of $4.0 million. Additionally, we secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's plan. The Company had drawn $4.0 million of the term loan and $3.9 million (net of repayments) of the asset based line of credit as of March 31, 2024. The amount remaining available under the asset based line of credit is $4.1 million. No amount remained available under the term loan. During March 2024, the asset based line of credit was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the Company or the Lender provide written notice pursuant to the PSA prior to the end of any term. See Note 5 to our financial statements included herein for a description of the asset based line of credit and Note 6 for a description of the term loan.

Since the beginning of our transformation initiatives, we have experienced a slower sell-through of our rationalized slow-moving, and obsolete inventory than expected due to many factors, including other consumer packaged goods companies conducting similar inventory management and rationalization programs throughout 2022 and early in 2023 creating a surplus of goods in the channels commonly used to sell off this type of rationalized slow-moving, or obsolete inventory. However, in the latter half of 2023, we were able to reduce our inventory levels significantly through scaled back production, ordinary course sales of inventory, and accelerated by liquidation sales and or write-off of slow-moving and obsolete inventory. Over the course of 2023, we largely held inventory steady through the first half and then accelerated our draw down in the second half bringing our total reduction in inventory to $3.1 million year-over-year.

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

In June 2023, we entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which we may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. The Company sold an aggregate of 960,639 shares under the at-the-market equity facility for gross proceeds of $2.4 million as of December 31, 2023. During March 2024, the Company terminated the at-the-market equity offering sales agreement.

On April 3, 2024, we issued an aggregate of $1.6 million in principal amount of unsecured promissory notes (the “April 2024 Convertible Notes”) for proceeds of $1.6 million to select accredited investors to fund operations. The aggregate principal amount of the April 2024 Convertible Notes is inclusive of $1.1 million from related parties. The April 2024 Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The April 2024 Convertible Notes will automatically convert in the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the April 2024 Convertible Notes, from which the Company receives gross proceeds of not less than $3.0 million.

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

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption in order to fund inventory growth, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date our condensed consolidated financial statements for the three months ended March 31, 2024 are issued. The Company's plan includes the items noted above as well as securing additional external financing which likely includes raising debt or equity capital assuming it is available to us. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

Cash Flows. The following tables show summary cash flows information for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(790)	$(2,627)
Net cash used in investing activities	—	(49)
Net cash provided by financing activities	701	2,429
Net decrease in cash and cash equivalents	$(89)	$(246)

Net Cash used in Operating Activities. Net cash used in operating activities decreased $1.8 million from $2.6 million in the three months ended March 31, 2023 compared to $0.8 million through the three months ended March 31, 2024. This decrease is primarily attributable to the decrease in net losses of $0.7 million during the three months ended March 31, 2024, as compared to the prior year period, a net change in operating assets and liabilities of $0.7 million and the loss on extinguishment of debt of $0.3 million. The change in operating assets and liabilities that impacted our use of cash in operations include an increase in inventory of $0.2 million, and increase in accounts receivable of $0.2 million, and an increase of $0.2 million in accounts payable and accrued liabilities due to timing of payments.

Net Cash used in Investing Activities. Net cash used in investing activities was minimal in the three months ended March 31, 2023, compared to the three months ended March 31, 2024. We believe our current manufacturing and fulfillment assets are generally sufficient to meet the near-term potential demand for our products and don't foresee the need for significant capital expenditures to facilitate growth in the coming quarters.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $1.7 million less in cash for the Company in the three months ended March 31, 2024, compared to the comparable period a year ago due borrowings on the asset based line of credit offset by proceeds from the at-the-market equity facility. In the three months ended March 31, 2024, we generated cash from financing activities of $0.7 million primarily driven by $0.7 million in proceeds from the at-the-market equity facility.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities.

As of March 31, 2024 and December 31, 2023, long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
(In thousands)
Revenue Loan and Security Agreement, net of debt issuance costs	$3,775	$3,792
Broken Stone Agreement	20	20
Less: current portion	(374)	(336)
Total long-term debt, net of current portion	$3,421	$3,476

As of March 31, 2024 and December 31, 2023, short-term borrowings and current portion of long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
(In thousands)
Invoice Purchase and Security Agreement, net of debt issuance costs	$3,796	$3,568
Promissory Notes, net of debt discount and debt issuance costs	4,089	4,089
Commercial Premium Finance Agreement	104	270
Current portion of long-term obligations	374	336
Total short-term borrowings and current portion of long-term debt	$8,363	$8,263

Future minimum principal payments, exclusive of debt discounts, on debt as of March 31, 2024 are as follows:

2024	$8,354
2025	552
2026	1,084
2027	1,960
$11,950

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our significant accounting policies are described in Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Note 3 of Part II, Item 8, “Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of and for the three months ended March 31, 2024, customer concentrations in excess of 10% consolidated sales and accounts receivable are below. No vendors represented more than 10% of purchases or accounts payable.

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	24%	—	27%	—
Customer B	11%	—	—	—
Customer C	19%	—	10%	—

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

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the three months ended March 31, 2024 and the year ended December 31, 2023 and therefore, the risk of this is not significant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

Raw material risk. Stryve’s profitability depends, among other things, on its ability to anticipate and react to raw material costs, primarily beef. The price of beef and other raw materials are subject to many factors beyond Stryve’s control, including general economic conditions, inflation, processing labor shortages, cost of feed, demand, natural disasters, weather and other factors that may affect beef supply chain participants. Changes in the prices of beef and other raw materials have already negatively affected Stryve's results of operations, and any continued or further changes could have a material impact on Stryve’s business, financial condition and results of operations. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia’s invasion of Ukraine and the conflicts in the Middle East, may have unpredictable effects on the Company's exposure to risks in its procurement of raw material.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2024, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

On April 9, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because our stockholders’ equity for the year ended December 31, 2023, as reported in our Form 10-K, was below the minimum stockholders’ equity requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). In accordance with Nasdaq rules, we have been provided 45 calendar days to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq may grant up to 180 calendar days from the date of the notice for us to regain compliance with the Stockholders’ Equity Requirement.

We intend to timely submit a Compliance Plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future. If our securities are delisted from Nasdaq due to non-compliance with Rule 5550(b)(1) or the failure to satisfy another applicable Nasdaq rule, such delisting would have a material adverse impact on the trading price and ability to transfer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At-The-Market Facility

In June 2023, the Company entered into an at-the-market equity offering sales agreement with Craig-Hallum Capital Group LLC, that established a program pursuant to which they may offer and sell up to $5.7 million of our Class A common stock from time to time in at-the-market transactions. The Company sold an aggregate of 558,873 shares under the at-the-market equity facility for gross proceeds of $0.7 million during the three months ended March 31, 2024. During March 2024, the Company terminated the at-the-market equity offering sales agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
10.1	Form of Note dated April 3, 2024 (filed herewith)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC.

Date: May 14, 2024	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)