Form 10-Q
period 2024-06-30
STRYVE FOODS, INC.
filed 2024-08-14
CIK 1691936

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

For the quarter ended June 30, 2024

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

As of August 7, 2024, 2,964,692 shares of the registrant’s Class A common stock, $0.0001 par value, and 380,260 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$447,342	$369,114
Accounts receivable, net	2,953,106	2,091,926
Inventory	4,801,372	5,199,979
Prepaid expenses and other current assets	396,035	720,682
Total current assets	8,597,855	8,381,701

Property and equipment, net	6,447,865	7,150,775
Right of use assets, net	4,401,214	4,609,666
Goodwill	8,450,000	8,450,000
Intangible assets, net	3,998,523	4,119,690
TOTAL ASSETS	$31,895,457	$32,711,832

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$5,670,082	$4,459,787
Accrued expenses	2,683,185	2,687,508
Current portion of lease liability	326,374	362,165
Line of credit, net of debt issuance costs	4,168,800	3,568,295
Promissory notes payable, net of debt discount and debt issuance costs	4,156,982	2,914,000
Promissory notes payable due to related parties, net of debt discount and debt issuance costs	2,863,751	1,175,000
Current portion of long-term debt and other short-term borrowings	422,615	605,530
Total current liabilities	20,291,789	15,772,285

Long-term debt, net of current portion, net of debt issuance costs	3,331,078	3,476,089
Lease liability, net of current portion	4,231,726	4,371,963
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	35	35
TOTAL LIABILITIES	35,354,628	31,120,372

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 2,964,653 and 2,249,189 shares issued and outstanding (net of 53,333 and 53,333 treasury shares), respectively	295	224
Class V common stock - $0.0001 par value, 15,000,000 shares authorized, 380,260 and 382,892 shares issued and outstanding	38	38
Additional paid-in-capital	139,723,357	137,883,798
Accumulated deficit	(143,182,861)	(136,292,600)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,459,171)	1,591,460

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$31,895,457	$32,711,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SALES, net	$6,177,902	$5,996,541	$10,776,061	$10,642,794

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,484,309	4,945,856	8,066,084	8,628,859

GROSS PROFIT	1,693,593	1,050,685	2,709,977	2,013,935

OPERATING EXPENSES
Selling expenses	1,577,148	1,778,274	3,173,685	3,747,283
Operations expense	411,661	625,289	764,409	1,138,878
Salaries and wages	1,529,951	1,469,307	3,136,964	3,632,459
Depreciation and amortization expense	407,786	552,224	870,317	1,103,880
Gain on disposal of fixed assets	—	1,295	—	1,295
Total operating expenses	3,926,546	4,426,389	7,945,375	9,623,795

OPERATING LOSS	(2,232,953)	(3,375,704)	(5,235,398)	(7,609,860)

OTHER (EXPENSE) INCOME
Interest expense	(727,894)	(963,784)	(1,310,460)	(1,362,729)
Loss on extinguishment of debt	—	—	(334,511)	—
Change in fair value of Private Warrants	—	10,400	—	18,650
Other income (expense)	—	7,417	6	(6,956)
Total other (expense) income	(727,894)	(945,967)	(1,644,965)	(1,351,035)

NET LOSS BEFORE INCOME TAXES	(2,960,847)	(4,321,671)	(6,880,363)	(8,960,895)
Income tax expense (benefit)	900	(12,854)	9,898	(9,523)

NET LOSS	$(2,961,747)	$(4,308,817)	$(6,890,261)	$(8,951,372)
Loss per common share:
Basic and diluted	$(0.91)	$(2.05)	$(2.29)	$(4.27)

Weighted average shares outstanding:
Basic and diluted	3,254,028	2,105,620	3,014,671	2,095,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

SIX MONTHS ENDED JUNE 30, 2024

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2024	2,249,189	$224	382,892	$38	$137,883,798	$(136,292,600)	$1,591,460
Cancellation of Restricted Stock Awards	(350)	—	—	—	—	—	—
Issuance of Restricted Stock Units	691	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	270,376	—	270,376
Issuance of Class A Shares in connection with At-The-Market Offerings, net	558,873	56	—	—	710,975	—	711,031
Change in Fair Value of Warrants on Extinguishment of Debt	—	—	—	—	334,511	—	334,511
Common Stock Issued for Accrued Expenses	53,559	5	—	—	147,282	—	147,287
Common Stock Issued for Accrued Expenses - Related Party	36,232	4	—	—	99,996	—	100,000
Net loss	—	—	—	—	—	(3,928,514)	(3,928,514)
BALANCE, MARCH 31, 2024	2,898,194	289	382,892	38	139,446,938	(140,221,114)	(773,849)
Exchanged BV for Class A shares	2,632	—	(2,632)	—	—	—	—
Issuance of Restricted Stock Awards	50,832	5	—	—	(5)	—	—
Issuance of Restricted Stock Units	12,995	1	—	—	(1)	—	—
Stock-based compensation expense	—	—	—	—	276,425	—	276,425
Net loss	—	—	—	—	—	(2,961,747)	(2,961,747)
BALANCE, JUNE 30, 2024	2,964,653	$295	380,260	$38	$139,723,357	$(143,182,861)	$(3,459,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2023	1,714,973	$172	419,941	$42	$133,687,587	$(117,251,616)	$16,436,185
Exchanged BV for Class A shares	10,241	1	(10,241)	(1)	—	—	—
Net loss	—	—	—	—	—	(4,642,556)	(4,642,556)
BALANCE, MARCH 31, 2023	1,725,214	173	409,700	41	133,687,587	(121,894,172)	11,793,629
Exchanged BV for Class A shares	4,387	—	(4,387)	—	—	—	—
Issuance of Restricted Stock Awards	26,814	3	—	—	477,155	—	477,158
Issuance of Restricted Stock Units	1,173	—	—	—	62,752	—	62,752
Issuance of Warrants in connection with debt Instrument	—	—	—	—	1,335,997		1,335,997
Net loss	—	—	—	—	—	(4,308,817)	(4,308,817)
BALANCE, JUNE 30, 2023	1,757,588	$176	405,313	$41	$135,563,491	$(126,202,989)	$9,360,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,890,261)	$(8,951,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	749,150	982,713
Amortization of intangible assets	121,167	121,167
Amortization of debt issuance costs	109,586	124,519
Amortization of debt discount	—	386,615
Amortization of debt premium	6,733	—
Amortization of right-of-use asset	208,453	196,977
Loss on extinguishment of debt	334,511	—
Gain on disposal of fixed assets	—	1,295
Reserve for credit losses	221,920	80,206
Stock based compensation expense	546,802	617,965
Change in fair value of Private Warrants	—	(18,650)
Changes in operating assets and liabilities:
Accounts receivable	(1,083,101)	(564,156)
Inventory	398,607	(92,653)
Prepaid expenses and other current assets	324,647	478,804
Accounts payable	1,178,242	1,502,358
Accrued liabilities	242,964	87,646
Operating lease obligations	(176,028)	(166,114)
Net cash used in operating activities	(3,706,608)	(5,212,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(14,187)	(64,148)
Net cash used in investing activities	(14,187)	(64,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	711,031	—
Repayments on long-term debt	(68,355)	(76,193)
Borrowings on related party debt	1,685,000	1,175,000
Borrowings on short-term debt	10,163,990	12,967,206
Repayments on short-term debt	(8,692,643)	(8,877,244)
Debt issuance costs	—	(176,287)
Deferred offering costs	—	(38,634)
Net cash provided by financing activities	3,799,023	4,973,848

Net change in cash and cash equivalents	78,228	(302,981)
Cash and cash equivalents at beginning of period	369,114	623,163
Cash and cash equivalents at end of period	$447,342	$320,182

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$879,357	$755,024
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$—	$291,339
Common stock issued for accrued expenses	$147,287	$—
Common stock issued for accrued expenses - related party	$100,000	$—
Accrued fixed assets	$32,052	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. The Company's principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. The Company incurred net losses of approximately $6.9 million during the six months ended June 30, 2024. Cash used in operating activities was approximately $3.7 million for the six months ended June 30, 2024. As of June 30, 2024, the Company has a working capital deficit of $11.7 million which compares to $7.4 million as of December 31, 2023.

Late in the third quarter of 2022, the Company secured a term loan in the amount of $4.0 million. Additionally, the Company secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment the Company's liquidity, as needed, through the execution of management's transformation plan. The Company's initial draw on the term loan was $4.0 million taken in 2022 and as of June 30, 2024, $4.2 million (net of repayments) has been drawn on the asset based line of credit. The unused committed capacity under the asset based line of credit is $3.8 million as of June 30, 2024, however, actual borrowing availability at any time is subject to advance rates on accounts receivable and inventory balances. No amount remained available to draw under the term loan as of June 30, 2024. See Note 5 for a description of the asset based line of credit and Note 6 for a description of the term loan.

During the second quarter of 2024, we issued an aggregate of $3.0 million in principal amount of unsecured promissory notes (the “Convertible Notes”) to select accredited investors to fund operations. The aggregate principal amount of the Convertible Notes is inclusive of $1.7 million from related parties. See Note 6 for further discussion.

We are currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, seeking to refinance or extend the term of outstanding debt and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that we will be able to raise the capital we need to continue our operations on satisfactory terms or at all. We need additional funding to execute our business plan and continue operations. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm our business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption in order to fund working capital growth, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended June 30, 2024 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

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

Accounts Receivable and Allowance for Credit Losses, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. Accounts receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. The Company accounts for accounts receivable, less credit losses, under ASU 2016-13, Financial Instruments – Credit Losses. The Company evaluated our accounts receivable and establish an allowance for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, the Company records a specific allowance for credit losses to reduce the related receivable to the amount the

Company reasonably believes is collectible. The Company also records allowances for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Accounts receivables are charged off against the allowance for credit losses after we determine that the potential for recovery is remote. As of June 30, 2024, and December 31, 2023, the allowance for credit losses, returns and deductions totaled $1,358,874 and $1,638,039, respectively.

For the three months ended June 30, the allowance for credit losses, returns, and deductions consisted of the following:

	2024			2023
	Credit Losses Allowance	Returns & Deductions Allowance	Total	Credit Losses Allowance	Returns & Deductions Allowance	Total
Beginning balance, April 1	$968,845	$559,303	$1,528,148	$190,579	$364,193	$554,772
Provisions	68,311	94,259	162,570	6,987	469,078	476,065
Write-offs	(331,844)	—	(331,844)	—	—	—
Ending balance, June 30	$705,312	$653,562	$1,358,874	$197,566	$833,271	$1,030,837

For the six months ended June 30, the allowance for credit losses, returns, and deductions consisted of the following:

	2024			2023
	Credit Losses Allowance	Returns & Deductions Allowance	Total	Credit Losses Allowance	Returns & Deductions Allowance	Total
Beginning balance, January 1	$815,236	$822,803	$1,638,039	$117,360	$—	$117,360
Provisions	221,920	(169,241)	52,679	80,206	833,271	913,477
Write-offs	(331,844)	—	(331,844)	—	—	—
Ending balance, June 30	$705,312	$653,562	$1,358,874	$197,566	$833,271	$1,030,837

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

For the six months ended June 30, 2024 and 2023, the following customers represented more than 10% of consolidated sales. No vendors represented more than 10% of purchases.

	2024	2023
Customer A	18%	23%
Customer B	11%	10%
Customer C	17%	—
Customer F	—	18%

As of June 30, 2024 and 2023, the following customers represented more than 10% of accounts receivable. No vendors represented more than 10% of the accounts payable balance.

	2024	2023
Customer A	13%	23%
Customer B	11%	10%
Customer C	17%	—
Customer D	14%	—
Customer E	—	10%

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

As of June 30, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2024		2023
	Warrants/ Awards	Number of Underlying Shares of Common Stock	Warrants/ Awards	Number of Underlying Shares of Common Stock
Private Warrants	197,500	13,167	197,500	13,167
Public Warrants	10,800,000	720,000	10,800,000	720,000
Warrants - January 2022 Offering	10,294,118	686,275	10,294,118	686,275
Warrants - April 2023 Financing	7,964,550	530,970	7,964,550	530,970
Restricted Stock Awards - unvested	68,889	68,889	41,511	41,511
	29,325,057	2,019,301	29,297,679	1,991,922

During the second quarter of 2024, the Company issued an aggregate of $1,515,152 in automatically converted notes. These notes will automatically convert into equity securities at the earlier of maturity or the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3,000,000. See discussion of "Convertible Promissory Notes" in Note 6.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of June 30, 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of June 30, 2024, there have been 386,530 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is determining the impact of ASU 2023-07 on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, the standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is determining the impact of ASU 2023-09 on its financial statements.

Note 4 - Inventory

As of June 30, 2024, and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$1,540,581	$1,475,657
Work in process	960,382	703,117
Finished goods	2,300,409	3,021,205
Total Inventory	$4,801,372	$5,199,979

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. Sales of previously reserved inventory net of write-downs and write-offs for the three and six months ended June 30, 2024 was $3,115 and $14,904, respectively. Sales of previously reserved inventory net of write-downs and write-offs for the three and six months ended June 30, 2023 was $4,402 and $65,328, respectively.

Note 5 - Line of Credit

On September 28, 2022, certain subsidiaries of the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the “PSA”) with Alterna Capital Solutions LLC (the “Lender”) providing for (a) the purchase by the Lender of certain of the subsidiaries’ accounts receivable, and (b) financing based upon a percentage of the value of the subsidiaries’ inventory. Pursuant to the PSA, the subsidiaries agree to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. The maximum amount potentially available to be deployed by the Lender at any given time is $8,000,000, which may be increased to an amount up to $20,000,000. Pursuant to the Inventory Finance Rider to the RSA, the subsidiaries may request advances from time to time based upon the value of the subsidiaries’ inventory. Such advances bear interest at the current prime rate plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory. The interest rate as of June 30, 2024 and December 31, 2023 was 10.75%.

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

The PSA provides for an initial twenty-four (24) month term, followed by automatic annual renewal terms unless the subsidiaries provide written notice pursuant to the PSA prior to the end of any term. During March 2024, the PSA was amended to extend the initial term twenty-four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the Company or the Lender provide written notice pursuant to the PSA prior to the end of any term.

As of June 30, 2024 and December 31, 2023, $4,218,155 and $3,716,914, respectively, was borrowed under the financing agreement. The Company recognized approximately $188,459 and $373,037 in interest expense for the three and six months ended June 30, 2024, respectively. The Company recognized approximately $124,032 and $211,631 in interest expense for the three and six months ended June 30, 2023, respectively. The amount remaining available under the PSA is $3,800,000.

Note 6 - Debt

As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	2024	2023
Revenue Loan and Security Agreement, net of debt issuance costs	$3,733,918	$3,791,950
Broken Stone Agreement	19,775	19,775
Total long-term debt	3,753,693	3,811,725
Less: current portion	(422,615)	(335,636)
Total long-term debt, net of current portion	$3,331,078	$3,476,089

As of June 30, 2024 and December 31, 2023, short-term borrowings and current portion of long-term debt consisted of the following:

	2024	2023
Invoice Purchase and Security Agreement, net of debt issuance costs	$4,168,800	$3,568,295
Promissory Notes, net of debt premium and debt issuance costs	7,020,733	4,089,000
Commercial Premium Finance Agreement	—	269,894
Current portion of long-term obligations	422,615	335,636
Total short-term borrowings and current portion of long-term debt	$11,612,148	$8,262,825

Outstanding as of June 30, 2024

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

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 11.7%. As of June 30, 2024 and December 31, 2023, the balance on this loan was $3,795,820 and $3,864,175, respectively. The Company recognized $154,607 and $231,839 in interest expense for the three and six months ended June 30, 2024, respectively. The Company recognized $109,589 and $227,662 in interest expense for the three and six months ended June 30, 2023, respectively. No amount remained available under the Loan Agreement.

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

The Company has accounted for the Notes as debt in accordance with ASC 470-10-25 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.0%. As of June 30, 2024 and December 31, 2023, the outstanding balance on the Notes was $4,089,000 of which $1,175,000 was due to related parties. In accordance with ASC 470-20-25-2, the Company allocated the proceeds between the Notes and Warrants based on their relative fair values. The allocation resulted in a discount to the Notes of $1,374,631 that was amortized over the initial term of the Notes.

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

The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity date and modification of the exercise price of the Warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt. There were no unamortized deferred debt costs or debt discount at the time of the amendment. This Company recorded a loss on the extinguishment of the debt in the amount of $334,511 during the six months ended June 30, 2024.

The Company recognized approximately $122,334 and $244,668 in interest expense for the three and six months ended June 30, 2024, respectively. The Company recognized approximately $532,988 in interest expense inclusive of debt discount amortization of $386,615 for the three and six months ended June 30, 2023.

Convertible Promissory Notes

During the second quarter of 2024, the Company issued an aggregate of $2,954,545 in principal amount of unsecured promissory notes (the “Convertible Notes”) to select accredited investors. The aggregate principal amount of the Convertible Notes is inclusive of $1,702,020 from related parties. The Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The Convertible Notes will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the Convertible Notes, from which the Company receives gross proceeds of not less than $3,000,000. Certain of the Convertible Notes that remain unconverted at maturity will automatically convert into a new class of preferred shares. During the second quarter of 2024, the Company issued an aggregate of $505,051 in the automatically converted notes and amended $1,010,101 of the original notes to automatically convert upon maturity.

The Company has accounted for the Convertible Notes as debt in accordance with ASC 470-10-25 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.0%. As of June 30, 2024, the outstanding balance on the Convertible Notes was $2,931,733 of which $1,688,751 was due to related parties.

The Company recognized approximately $63,897 in interest expense for the three and six months ended June 30, 2024.

Future minimum principal payments, on debt as of June 30, 2024 are as follows:

2024	$11,447,170
2025	539,067
2026	1,057,722
2027	2,033,338
$15,077,297

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be (0.1102)%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax expense of $900 and $9,898 for the three and six months ended June 30, 2024. The Company has reported income tax benefit of $12,854 and $9,523 for the three and six months ended June 30, 2023.

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

As of June 30, 2024, there have been 386,530 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of June 30, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of June 30, 2024.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of June 30, 2024, there were 197,500 Private Warrants outstanding.

April 2023 Warrants

On April 19, 2023, the Company issued certain lenders warrants (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the April 2023 Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with related parties. Each warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The exercise price was subsequently reduced to $2.75 per whole share. See Note 6 for further discussion. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter. As of June 30, 2024, there were 7,964,550 April 2023 Warrants outstanding exercisable for up to 530,970 shares of Class A common stock.

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

As of June 30, 2024, the Company had 412,960 shares of Class A common stock available for future issuance under the Incentive Plan. Beginning in 2025, the number of shares available under the Incentive Plan is subject to an automatic annual increase in the number of shares authorized equal to the lesser of (a) 4% of the Company’s total shares of Class A common stock outstanding on December 31st of the immediately preceding year and (b) a number of shares of Class A common stock determined by the Board that is less than (a).

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of June 30, 2024, the Company had 412,960 shares available for grant under its stock plans. As of June 30, 2024, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,602,458 and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2024	193,205	$5.18
Granted	57,500	1.46
Forfeited	(250)	2.58
Vested	(19,306)	7.79
Restricted Stock at June 30, 2024	231,149	$4.04

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date. The fair value of RSUs with a market condition is determined based on a Monte Carlo valuation simulation.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2024	52,778	$16.09	5,000	$12.45
Granted	—	—	52,500	1.25
Forfeited	—	—	—	—
Vested	(15,139)	18.19	(26,250)	—
Restricted Stock at June 30, 2024	37,639	$15.24	31,250	$3.04

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, $252,310 and $498,749, respectively, were recorded in salaries and wages. For the three and six months ended June 30, 2023, $245,525 and $397,214, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, $24,116 and $48,052, respectively, were recorded in selling expenses. For the three and six months ended June 30, 2023, $186,916 and $220,751, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

Note 10 - Related Party Transactions

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $187,265 and $377,162 during the three and six months ended June 30, 2024, respectively. The Company recognized interest expense of $183,593 and $367,185 during the three and six months ended June 30, 2023, respectively.

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

Convertible Promissory Notes. During the second quarter of 2024, the Company issued an aggregate of $1,702,020 in Related Party Convertible Notes. The Related Party Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will automatically convert in the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the Convertible Notes, from which the Company receives gross proceeds of not less than $3,000,000. See Note 6 for further discussion on the Related Party Convertible Notes.

Other. During the six months ended June 30, 2024 and 2023, the Company did not purchase goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The balance owed to the Related Party Manufacturer as of June 30, 2024 and December 31, 2023 was $807.

The Company previously had note receivables due from certain directors, officers and employees of the Company. The note receivables and the accrued interest was forgiven in connection with the Business Combination on July 20, 2021. The forgiveness of these note receivables resulted in non-cash compensation expense to the related parties for the year ended December 31, 2021. The Company agreed to reimburse the related parties for their portion of income taxes related to the non-cash compensation. As of June 30, 2024 and December 31, 2023, the balance owed to the related parties was $282,830 and $278,771, respectively.

In connection with the PSA, a named executive officer of the Company granted the Lender a security interest in certain personal property owned by the named executive officer to further secure the Company's obligations under the PSA. See further discussion at Note 5. As consideration for granting the security interest to the Lender, the Company agreed to pay the name executive officer an annual fee of 7.2% of the guaranteed balance not to exceed $100,000 and reimbursement of out of pocket expenses. The balance owed to the name executive officer as of June 30, 2024 and December 31, 2023 was $72,000 and $100,000, respectively.

Note 11 - Commitments and Contingencies

Litigation

The Company may be a party to routine claims brought against it in the ordinary course of business or stemming from its liquidity constraints. After consulting with legal counsel, the Company does not believe that the outcome of any such pending litigation will have a material adverse effect on its financial condition or results of operations. However, as is inherent in legal proceedings, there is a risk that an unpredictable decision adverse to the Company could be reached. The Company records legal costs associated with loss contingencies as incurred. Settlements are accrued when, and if, they become probable and estimable.

Registration Rights Agreements

The Company is a party to various registration rights agreements with certain stockholders where it may be required to register securities for such stockholders in certain circumstances.

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Convertible Notes

In July 2024, the Company issued an aggregate of $353,535 in principal amount of unsecured convertible promissory notes (the “July 2024 Convertible Notes”) for $350,000 in proceeds to select accredited investors to fund growth in working capital and general operations. The July 2024 Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The July 2024 Convertible Notes will automatically convert into equity securities at the earlier of maturity or the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3,000,000.

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

Transformation Strategy

In May of 2022, Stryve announced a leadership change with Chris Boever stepping in as the new Chief Executive Officer of the Company. With this change in leadership, management thoughtfully reviewed the business, strategy, near-term prospects, and its path to profitability. From this, management began executing on a three-phase transformation plan to drive the Company towards a profitable, self-sustaining model. The first phase of the transition began in immediately and is focused on cost reduction, revenue rationalization, pricing, and organizational design. The second phase began later in 2022 and is focused on improvements in quality, talent, and maximizing value through productivity. Management believes the benefits of the efforts within each of these phases will be compounding as the changes and improvements are being built into the Company's ongoing operating model.

As part of the transformation, Management has identified certain one-time write-downs for assets that were non-core to the go-forward plan as well as identified necessary write-downs of inventory and incurring one-time employee costs related to actions taken to reorganize the business and its objectives in line with the strategic direction that Mr. Boever has for the enterprise. These charges began in the second quarter of 2022 and continued to a lesser extent throughout 2023.

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

New Packaging & Retail Distribution Growth

A key piece of our retail growth strategy is tied to making the product more available and approachable. To accomplish this, we completed a strategic redesign of our packaging with retail conversion at the forefront of design considerations. We collaborated with both consumers and retailers as we sought to optimize the packaging for retail conversion. We received a positive response from many retail partners on the new designs, garnering additional distribution in the process. We began manufacturing select items in the new packaging in mid-2023 and transitioned the rest of our production over to the new packing throughout the balance of 2023 with final cut over occurring around year-end. Our new packaging began to ship to retailers and distributors broadly beginning the first quarter of 2024, and by the end of the first half of 2024 we estimate that approximately three fourths of retailer shelves have transitioned to the new packaging.

We are encouraged by the consumer and retailer response to our updated packaging and are excited to share that as the new packaging has made its way through distribution and onto shelves for consumers that the impact on our retail consumption data has been significant. While the impact of the packaging and product quality have been significant in terms of consumer response at retail, we expect to see opportunities to grow our distribution footprint in measured channels in the coming quarters as a result of this performance which could lead to meaningful sales growth for the business.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and took steps to improve or eliminate low-quality revenue sources in order to create opportunities to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. In assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, a meaningful portion of net sales in the early part of 2023 came from products, customers, and/or channels that have been rationalized. Further, this strategic rationalization, in some cases, required us to sell inventory through discount or liquidation channels during 2023 and the first quarter of 2024 which affected our gross margin. However, despite the impact on net sales that these rationalization efforts have had, our most valuable revenues have been supported by improved trends in the retail consumption of our products.

Additionally, we took actions to improve the quality of our revenue through improving our price-mix by working strategically with of some of our large retail partners to introduce new products that improved our unit economics while creating a more attractive consumer offering.

Optimizing Spend and Reducing Losses

Our second quarter of 2024 results are a product of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 11.3% year-over-year reduction in total operating expenses for the quarter ended June 30, 2024, resulting in a 34.8% year-over-year improvement in our Adjusted EBITDA Loss (a non-GAAP financial measure) for the same period. See discussion of Adjusted EBITDA Loss in the "Non-GAAP Financial Measures" section below.

While we intend to invest to drive meaningful growth in net sales, we plan to do so in a disciplined manner. By monitoring our unit economics closely, maintaining an optimized spending profile, and seeking to meaningfully grow net sales, we believe we will be able to drive further reductions in our net losses moving forward.

We believe that we have entered the final phase of our planned transformation. The first two phases focused on reducing expenses while improving the quality of our revenues through rationalization and price actions to recover our unit economics paired with productivity in quality initiatives. The last phase is about accelerating quality growth and reaping the benefits of operating leverage through a redesigned cost structure.

Convertible Promissory Notes

During the second quarter of 2024, we issued an aggregate of $3.0 million in principal amount of unsecured promissory notes (the “Convertible Notes”) to select accredited investors to fund growth in working capital and general operations. The aggregate principal amount of the Convertible Notes is inclusive of $1.7 million from related parties. The Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The Convertible Notes will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million.

In July 2024, the Company issued an aggregate of $0.4 million in principal amount of unsecured convertible promissory notes (the “July 2024 Convertible Notes”) for $0.4 million in proceeds to select accredited investors to fund inventory growth, growth in working capital, and general operations. The July 2024 Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The July 2024 Convertible Notes will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million.

Results of Operations –Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

	Three Months Ended June 30,
	2024		2023
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$6,178	100.0%	$5,997	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,484	72.6%	4,946	82.5%
GROSS PROFIT	1,694	27.4%	1,051	17.5%

OPERATING EXPENSES
Selling expenses	1,577	25.5%	1,778	29.7%
Operations expense	412	6.7%	625	10.4%
Salaries and wages	1,530	24.8%	1,469	24.5%
Depreciation and amortization expense	408	6.6%	552	9.2%
Gain on disposal of fixed assets	—	—	1	0.0%
Total operating expenses	3,927	63.6%	4,426	73.8%
OPERATING LOSS	(2,233)	(36.1)%	(3,376)	(56.3)%

OTHER (EXPENSE) INCOME
Interest expense	(728)	(11.8)%	(964)	(16.1)%
Change in fair value of Private Warrants	—	—	10	0.2%
Other expense	—	0.0%	7	0.1%
Total other (expense) income	(728)	(11.8)%	(946)	(15.8)%
NET LOSS BEFORE INCOME TAXES	$(2,961)	(47.9)%	$(4,322)	(72.1)%

Net sales. Net sales increased by $0.2 million from $6.0 million in the three months ended June 30, 2023 to $6.2 million in the three months ended June 30, 2024. The prior year period was significantly benefited by shipments related to a promoted display program with a large retailer which we elected not to repeat in 2024. However, in the second quarter of 2024, significant increases in our brands' sell-through velocities throughout our base distribution contributed to an increase in orders and shipments which served to offset the prior year's display program. If the increase in retail velocity that our brands are experiencing continues throughout 2024, we anticipate a net sales benefit due to increased replenishment orders. Additionally, these sustained improvements in our retail consumption data may also assist us in securing additional points of distribution which would serve to further drive net sales over time.

Cost of Goods Sold. Cost of goods sold decreased by $0.4 million from $4.9 million in the three months ended June 30, 2023 to $4.5 million in the three months ended June 30, 2024. Productivity and yield improvements we have made to our cost of goods on a variable rate basis have partially offset some of the inflationary pressures on inputs, primarily beef. Overall commodity beef prices were higher in the second quarter of 2024 compared to the second quarter of the prior year while our productivity and yield enhancement strategies partially mitigated the impact these increased beef prices had during the quarter. We will continue to monitor beef and commodity pricing and should it remain elevated will consider executing on pricing actions in line with our continuous price action review process.

Gross Profit. Gross profit increased $0.6 million in the three months ended June 30, 2024. As a percent of net sales, gross profit was 27.4% in the second quarter of 2024, compared to a 17.5% in the second quarter of 2023. A few primary factors contribute to this performance:

•
Since the beginning of our transformation, we have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin products or accounts, this has also resulted in lower plant utilization which can create a drag on gross margin. However, as our production ramped during the current year period, in-line with the increased consumption we're seeing in the market, we have experience better absorption and expanded margins.
•
We took steps to improve the price per ounce in late 2023 for select retailers which benefited the second quarter of 2024.

•
Commodity beef prices were higher throughout the three months ended June 30, 2024, as compared to the same period in 2023. However, even with these increased input costs in the quarter, we were able to improve our gross profit on roughly equivalent sales volume through our productivity, utilization, and yield maximization initiatives illustrating the positive impact of our transformation.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $0.2 million from $1.8 million in the three months ended June 30, 2023 to $1.6 million in the three months ended June 30, 2024 driven by our efforts to reduce corporate overhead.
•
Operations expense. Operations expenses decreased by $0.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Our strategic efforts to enable us to utilize more favorable modes of transportation and routes to market relative to the prior year period helped contribute to the reduction.
•
Salaries and wages. Salaries and wages were mostly flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. However, we have reallocated resources with a greater proportion of spend on our sales and marketing function in the current year period.
•
Depreciation and amortization expense. Depreciation and amortization expense decreased $0.2 million from $0.6 million in the three months ended June 30, 2023 to $0.4 million compared to the three months ended June 30, 2024 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $1.2 million from $3.4 million in the three months ended June 30, 2023 to $2.2 million in the three months ended June 30, 2024 and is primarily attributable to improved gross profit and decreased total operating expenses.

Interest Expense. Interest expense decreased by $0.3 million from $1.0 million in the three months ended June 30, 2023 to $0.7 million in the three months ended June 30, 2024. Interest expense decreased by $0.4 million related to the 2023 Notes, offset by $0.1 million related to the Invoice Purchase and Security Agreement (the "PSA") and $0.1 million related to the 2024 Convertible Notes which were not in place in prior year quarter.

Net Loss Before Income Taxes. Net loss before income taxes decreased $1.3 million from $4.3 million in three months ended June 30, 2023 to $3.0 million in the three months ended June 30, 2024, with the decrease primarily attributable to improved gross profit, restructuring efforts resulting in decreased operating expenses, and a decrease in interest expense.

Results of Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024		2023
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$10,776	100.0%	$10,643	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	8,066	74.9%	8,629	81.1%
GROSS PROFIT	2,710	25.1%	2,014	18.9%

OPERATING EXPENSES
Selling expenses	3,174	29.5%	3,747	35.2%
Operations expense	764	7.1%	1,139	10.7%
Salaries and wages	3,137	29.1%	3,633	34.1%
Depreciation and amortization expense	870	8.1%	1,104	10.4%
Gain on disposal of fixed assets	0	—	1	0.0%
Total operating expenses	7,945	73.7%	9,624	90.4%
OPERATING LOSS	(5,235)	(48.6)%	(7,610)	(71.5)%

OTHER (EXPENSE) INCOME
Interest expense	(1,310)	(12.2)%	(1,363)	(12.8)%
Loss on extinguishment of debt	(335)	(3.1)%	—	—
Change in fair value of Private Warrants	—	—	19	0.2%
Other expense	0	0.0%	(7)	(0.1)%
Total other (expense) income	(1,645)	(15.3)%	(1,351)	(12.7)%
NET LOSS BEFORE INCOME TAXES	$(6,880)	(63.8)%	$(8,961)	(84.2)%

Net sales. Net sales increased by $0.2 million from $10.6 million in the six months ended June 30, 2023 to $10.8 million in the six months ended June 30, 2024. The prior year period was significantly benefited by shipments related to two promoted display programs with large retailers which we elected not to repeat in 2024. However, in the first half of 2024, significant increases in our brands' sell-through velocities throughout our base distribution contributed to an increase in orders and shipments which served to offset the prior year's display program. If the increase in retail velocity that our brands are experiencing continues throughout 2024, we anticipate a net sales benefit due to increased replenishment orders. Additionally, these sustained improvements in our retail consumption data may also assist us in securing additional points of distribution which would serve to further drive net sales over time.

Cost of Goods Sold. Cost of goods sold decreased by $0.5 million from $8.1 million in the six months ended June 30, 2023 to $8.6 million in the six months ended June 30, 2024. Productivity and yield improvements we have made to our cost of goods on a variable rate basis have partially offset some of the inflationary pressures on inputs, primarily beef. Overall commodity beef prices were higher in the first half of 2024 compared to the prior year period while our productivity and yield enhancement strategies partially mitigated the impact these increased beef prices had during the quarter. We will continue to monitor beef and commodity pricing and should it remain elevated will consider executing on pricing actions in line with our continuous price action review process.

Gross Profit. Gross profit increased $0.7 million in the six months ended June 30, 2024. As a percent of net sales, gross profit was 25.1% in the first half of 2024, compared to a 18.9% in the first half of 2023. A few primary factors contribute to this performance:

•
Since the beginning of our transformation, we have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin products or accounts, this has also resulted in lower plant utilization which can create a drag on gross margin. However, as our production ramped during the current year period, in-line with the increased consumption we're seeing in the market, we have experience better absorption and expanded margins.
•
We took steps to improve the price per ounce in late 2023 for select retailers which benefited the first half of 2024 as compared to the prior year period.

•
Commodity beef prices were higher throughout the six months ended June 30, 2024, as compared to the same period in 2023. However, even with these increased input costs in the first half, we were able to improve our gross profit on roughly equivalent sales volume through our productivity, utilization, and yield maximization initiatives illustrating the positive impact of our transformation.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $0.5 million from $3.7 million in the six months ended June 30, 2023 to $3.2 million in the six months ended June 30, 2024 driven by our efforts to reduce corporate overhead.
•
Operations expense. Operations expenses decreased by $0.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Our strategic efforts to enable us to utilize more favorable modes of transportation and routes to market relative to the prior year period helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, decreasing from $3.6 million to $3.1 million. This decrease is mostly attributable to the transformation and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense decreased $0.2 million from $1.1 million in the six months ended June 30, 2023 compared to $0.9 million in the six months ended June 30, 2024 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $2.4 million from $7.6 million in the six months ended June 30, 2023 to $5.2 million in the six months ended June 30, 2024 and is primarily attributable to decreased total operating expenses and improvement in gross profit.

Interest Expense. Interest expense decreased by $0.1 million from $1.4 million in the six months ended June 30, 2023 to $1.3 million in the six months ended June 30, 2024. Interest expense decreased by $0.3 million related to the 2023 Notes, offset by $0.1 million related to the PSA and $0.1 million related to the 2024 Convertible Notes which were not in place in prior year quarter.

Loss on Extinguishment of Debt. We recorded a $0.3 million non-cash loss on extinguishment of debt related to the extension of the 2023 Notes and the associated repricing of the related Warrants in consideration of the extension for the six months ended June 30, 2024.

Net Loss Before Income Taxes. Net loss before income taxes decreased $1.3 million from $4.3 million in six months ended June 30, 2023 to $3.0 million in the six months ended June 30, 2024, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses and improved gross profit offset by the loss on extinguishment of debt.

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

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is Net Loss Before Income Taxes, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands)
Net loss before income taxes	$(2,961)	$(4,322)	$(6,880)	$(8,961)
Interest expense	728	964	1,310	1,363
Depreciation and amortization expense	408	552	870	1,104
EBITDA	$(1,825)	$(2,806)	$(4,700)	$(6,494)
Additional Adjustments:
Loss on Extinguishment of Debt	—	—	335	—
Stock Based Compensation Expense	276	432	547	618
Adjusted EBITDA	$(1,549)	$(2,374)	$(3,818)	$(5,876)

Adjusted EBITDA. The Company improved its negative Adjusted EBITDA by 34.8% when comparing the three months ended June 30, 2024 and 2023 with a $0.8 million improvement year-over-year driven by management's transformational initiatives. Stryve improved its negative Adjusted EBITDA during the six months ended June 30, 2024 achieving $(3.8) million representing a $2.1 million reduction in losses, down from $(5.9) million in the prior year period.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed in the table below.

The table below provides a reconciliation of Adjusted Earnings per Share to Basic/Diluted Net Loss per Share, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands except share and per share information)
Net loss	$(2,962)	$(4,309)	$(6,890)	$(8,951)
Weighted average shares outstanding	3,254,028	2,105,620	3,014,671	2,095,621
Basic & Diluted Net Loss per Share	$(0.91)	$(2.05)	$(2.29)	$(4.27)
Additional Adjustments:
Loss on Extinguishment of Debt	—	—	0.11	—
Stock Based Compensation Expense	0.08	0.21	0.18	0.29
Adjusted Earnings per Share	$(0.83)	$(1.84)	$(2.00)	$(3.98)

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

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. Our principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. For the six months ended June 30, 2024, we incurred an operating loss of $5.2 million and used cash in operations of $3.7 million. As of June 30, 2024, the Company has approximately $14.9 million of indebtedness.

During the third quarter of 2022, we secured a term loan in the amount of $4.0 million. Additionally, we secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's transformation plan. The Company's initial draw on the term loan was $4.0 million taken in 2022, and as of June 30, 2024, $4.2 million (net of repayments) has been drawn on the asset based line of credit. The unused committed capacity under the asset based line of credit is $4.1 million as of June 30, 2024, however, actual borrowing availability at any time is subject to advance rates on accounts receivable and inventory balances. No amount remained available to draw under the term loan as of June 30, 2024. During March 2024, the asset based line of credit was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the Company or the Lender provide written notice pursuant to the PSA prior to the end of any term. See Note 5 to our financial statements included herein for a description of the asset based line of credit and Note 6 for a description of the term loan.

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

During the second quarter of 2024, we issued an aggregate of $3.0 million in principal amount of unsecured promissory notes (the “Convertible Notes”) for proceeds of $2.9 million to select accredited investors to fund operations. The aggregate principal amount of the Convertible Notes is inclusive of $1.7 million from related parties. The Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The Convertible Notes will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million. Certain of the Convertible Notes that remain unconverted at maturity will automatically convert into a new class of preferred shares. During the second quarter of 2024, the Company issued an aggregate of $0.5 million in the automatically converted notes and amended $1.0 million of the original notes to automatically convert upon maturity.

In July 2024, the Company issued an aggregate of $0.4 million in principal amount of unsecured convertible promissory notes (the “July 2024 Convertible Notes”) for $0.4 million in proceeds to select accredited investors to fund inventory growth, growth in working capital, and general operations. The July 2024 Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The July 2024 Convertible Notes will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million.

While these most recent financings have provided us with liquidity to support our near-term goals, we are still evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, seeking to refinance or extend the term of outstanding debt and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. There can be no assurance that we will be able to raise the capital we need to continue our operations on satisfactory terms or at all. The outcome of these matters cannot be predicted with any certainty at this time. We need additional funding to execute our business plan and continue operations. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm our business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

In 2024, as we focus on accelerating quality growth, we will likely have to make additional investments in our working capital to support increased distribution with new and existing retailers coming online throughout the year. Many of these distribution resets have been secured in large part due to our new packaging design, improved product quality, and the resulting improvements in our retail consumption metrics. Accordingly, we will have to build net new inventories to support these upcoming resets. This investment in inventory ahead of sales has and may continue to put pressure on our liquidity position given the structure and terms of our credit facilities and has required us to seek external financing. While we anticipate the increased volumes will result in improved financial results and a significantly narrowed cash loss over time, we do anticipate continued growth which, depending on the rate of growth, may require more external financing.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption in order to fund inventory growth, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date our condensed consolidated financial statements for the three months ended June 30, 2024 are issued. The Company's plan includes the items noted above as well as securing additional external financing which likely includes raising debt or equity capital assuming it is available to us. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

Cash Flows. The following tables show summary cash flows information for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(3,707)	$(5,213)
Net cash used in investing activities	(14)	(64)
Net cash provided by financing activities	3,799	4,974
Net change in cash and cash equivalents	$78	$(303)

Net Cash used in Operating Activities. Net cash used in operating activities decreased $1.5 million from $5.2 million in the six months ended June 30, 2023 compared to $3.7 million through the six months ended June 30, 2024. This decrease is primarily attributable to the decrease in net losses of $2.1 million during the six months ended June 30, 2024, as compared to the prior year period, a net change in operating assets and liabilities of $0.9 million and the loss on extinguishment of debt of $0.3 million. The change in operating assets and liabilities that impacted our use of cash in operations was due to a decrease in inventory of $0.4 million, increase of $1.4 million in accounts payable and accrued liabilities due to timing of payments; offset by an increase in accounts receivable of $1.1 million.

Net Cash used in Investing Activities. Net cash used in investing activities was minimal in the six months ended June 30, 2023, compared to the six months ended June 30, 2024. We believe our current manufacturing and fulfillment assets are generally sufficient to meet the near-term potential demand for our products and don't foresee the need for significant capital expenditures to facilitate growth in the coming quarters.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $1.2 million less in cash for the Company in the six months ended June 30, 2024, compared to the comparable period a year ago due borrowings related to the promissory notes. In the six months ended June 30, 2024, we issued $2.9 million in promissory notes compared to $4.1 million in the six months ended June 30, 2023.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities.

As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
(In thousands)
Revenue Loan and Security Agreement, net of debt issuance costs	$3,734	$3,792
Broken Stone Agreement	20	20
Total long-term debt	3,754	3,812
Less: current portion	(423)	(336)
Total long-term debt, net of current portion	$3,331	$3,476

As of June 30, 2024 and December 31, 2023, short-term borrowings and current portion of long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
(In thousands)
Invoice Purchase and Security Agreement, net of debt issuance costs	$4,169	$3,568
Promissory Notes, net of debt discount and debt issuance costs	7,021	4,089
Commercial Premium Finance Agreement	—	270
Current portion of long-term obligations	422	336
Total short-term borrowings and current portion of long-term debt	$11,612	$8,263

Future minimum principal payments, exclusive of debt discounts, on debt as of June 30, 2024 are as follows:

2024	$11,447
2025	539
2026	1,058
2027	2,033
$15,077

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

Ability to Acquire and Retain Consumers at a Reasonable Cost. Stryve’s management believes an ability to consistently acquire and retain consumers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, Stryve intends to strategically allocate advertising and promotional spend between online and offline channels, including shopper marketing and trade promotions in partnership with retail customers. Stryve's promotional activities will mostly be focused on increasing consumer awareness and driving trial of our products. Further, we acknowledge that changes to third-party algorithms or the ability to leverage retailer programs that may be utilized directly, or indirectly, by Stryve in its advertising efforts may impact the effectiveness of Stryve's advertising which may increase its overall cost to acquire and retain consumers. Further, management believes the performance of its packaging designs on shelf at retail will be key in driving trial with new consumers.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our significant accounting policies are described in Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Note 3 of Part II, Item 8, “Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no changes to our significant accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of and for the six months ended June 30, 2024, customer concentrations in excess of 10% consolidated sales and accounts receivable are below. No vendors represented more than 10% of purchases or accounts payable.

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	18%	—	13%	—
Customer B	11%	—	11%	—
Customer C	17%	—	17%	—
Customer D	—	—	14%	—

Interest rate risk. Stryve is subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, are not currently but may be used for the purpose of managing fluctuating interest rate exposures that exist from Stryve’s variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of Stryve’s interest payments, and accordingly, Stryve’s future earnings and cash flows, assuming other factors are held constant. Additionally, changes in prevailing market interest rates may affect Stryve’s ability to refinance existing debt or secure new debt financing. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as

Russia's invasion of Ukraine and the conflicts in the Middle East, may have unpredictable effects on the Company's exposure to interest rate risk either directly or indirectly.

Foreign currency risk. Stryve is exposed to changes in currency rates as a result of its revenue generated in currencies other than U.S. dollars. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Stryve’s net loss for the six months ended June 30, 2024 and the year ended December 31, 2023 and therefore, the risk of this is not significant. Notwithstanding the foregoing, management acknowledges that both foreign and domestic central bank actions as well as geopolitical uncertainty and conflict, such as Russia's invasion of Ukraine and the conflicts in the Middle East, may have unpredictable effects on the Company's exposure to foreign currency risk either directly or indirectly.

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2024, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 9, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because the Company’s stockholders’ equity for the year ended December 31, 2023, as reported in the Company’s Form 10-K, was below the minimum stockholders’ equity requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The notice had no immediate effect on the Company’s continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq rules, the Company had been provided 45 calendar days to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”).

On June 21, 2024, the Company received written notification from the Staff, granting the Company’s request for an extension to regain compliance with Rule 5550(b)(1). The Company now has until October 7, 2024 to meet the requirement. If the Company does not regain compliance with Rule 5550(a)(2) by October 7, 2024, Nasdaq will provide written notification to the Company that its Class A common stock will be delisted. At that time, the Company may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. The Company intends to consider implementing available options to regain compliance with the Stockholders' Equity Requirement under the Nasdaq Listing Rules. If our Class A common stock was delisted, our stock would be less liquid and it is likely that the stock price would decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2024 we issued an aggregate of $0.76 million in principal amount of unsecured promissory notes (the “Convertible May 2024 Notes”) to select accredited investors (the “Lenders”) to fund growth in working capital and general operations. The Convertible May 2024 Notes were issued on the same terms as the noted issued on April 3, 2024 (now totaling approximately $2.4 million) and include an original issue discount of 1%, interest accruing annually at a rate of 12% and a maturity date of December 31, 2024. The Convertible May 2024 Notes will automatically convert in the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the Convertible May 2024 Notes, from which the Company receives gross proceeds of not less than $3.0 million.

On June 27, 2024, we issued an aggregate of $505,000 in principal amount of unsecured convertible promissory notes (the “Convertible June 2024 Notes”) to a related party to fund growth in working capital and general operations. The Convertible June 2024 Notes were issued with an original issue discount of 1% and accrue interest annually at a rate of 12%. At the time that the Company receives gross proceeds of not less than $3.0 million from the next sale (or series of related sales) of its equity securities following the date of the Convertible June 2024 Notes (the “Next Equity Financing”), the Convertible June 2024 Notes will convert automatically into either, at the option of the holder, (i) a new non-voting preferred security with a 12% annual preferred return that is convertible into the Company’s Class A common stock for a conversion price of $2.50 per share (the “Term Sheet Preferred Securities”) or (ii) the securities issued in the Next Equity Financing. At maturity on December 31, 2024, if not earlier converted or paid off, all outstanding principal and interest will automatically convert into the Term Sheet Preferred Securities. In connection with the issuance of the Convertible June 2024 Notes, $1.0 million of previously outstanding bridge promissory notes were exchanged for the Convertible June 2024 Notes.

The Convertible May 2024 Notes and Convertible June 2024 Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
10.1	Form of Note (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2024.)
10.2	Form of Note (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 3, 2024.)
10.3††	Second Amended and Restated Omnibus Incentive Plan (Incorporated by reference from Appendix A to the Company’s definitive proxy statement filed April 29, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†† Indicates a management contract or compensatory plan.

* Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC.

Date: August 14, 2024	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)