Form 10-Q
period 2024-09-30
STRYVE FOODS, INC.
filed 2024-11-14
CIK 1691936

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

For the quarter ended September 30, 2024

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

As of November 13, 2024, 3,736,952 shares of the registrant’s Class A common stock, $0.0001 par value, and 309,850 shares of the registrant’s Class V common stock, $0.0001 par value, were issued and outstanding.

STRYVE FOODS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,362	$369,114
Accounts receivable, net	2,855,650	2,091,926
Inventory	4,880,331	5,199,979
Prepaid expenses and other current assets	782,975	720,682
Total current assets	8,702,318	8,381,701

Property and equipment, net	6,179,453	7,150,775
Right of use assets, net	4,187,412	4,609,666
Goodwill	8,450,000	8,450,000
Intangible assets, net	3,937,939	4,119,690
TOTAL ASSETS	$31,457,122	$32,711,832

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$6,577,044	$4,459,787
Accrued expenses	3,144,033	2,687,508
Current portion of lease liability	243,451	362,165
Line of credit, net of debt issuance costs	4,008,018	3,568,295
Promissory notes payable, net of debt discount and debt issuance costs	4,598,011	2,914,000
Promissory notes payable due to related parties, net of debt discount and debt issuance costs	3,621,193	1,175,000
Current portion of long-term debt and other short-term borrowings	795,091	605,530
Total current liabilities	22,986,841	15,772,285

Long-term debt, net of current portion, net of debt issuance costs	3,236,119	3,476,089
Lease liability, net of current portion	4,111,841	4,371,963
Financing obligation - related party operating lease	7,500,000	7,500,000
Deferred tax liability, net	35	35
TOTAL LIABILITIES	37,834,836	31,120,372

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock - $0.0001 par value, 400,000,000 shares authorized, 3,365,871 and 2,249,189 shares issued and outstanding (net of 53,333 and 53,333 treasury shares) as of September 30, 2024 and December 31, 2023, respectively	335	224
Class V common stock - $0.0001 par value, 15,000,000 shares authorized, 309,850 and 382,892 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	31	38
Additional paid-in-capital	139,914,858	137,883,798
Accumulated deficit	(146,292,938)	(136,292,600)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(6,377,714)	1,591,460

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$31,457,122	$32,711,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SALES, net	$5,701,422	$4,180,193	$16,477,482	$14,822,987

COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,466,064	3,624,236	12,532,149	12,253,094

GROSS PROFIT	1,235,358	555,957	3,945,333	2,569,893

OPERATING EXPENSES
Selling expenses	1,244,488	1,771,042	4,418,173	5,518,325
Operations expense	451,086	325,829	1,215,495	1,464,708
Salaries and wages	1,456,915	1,572,177	4,593,879	5,204,637
Depreciation and amortization expense	388,504	552,169	1,258,821	1,656,049
Gain on disposal of fixed assets	—	(11,000)	—	(9,705)
Total operating expenses	3,540,993	4,210,217	11,486,368	13,834,013

OPERATING LOSS	(2,305,635)	(3,654,260)	(7,541,035)	(11,264,120)

OTHER (EXPENSE) INCOME
Interest expense	(804,942)	(1,121,274)	(2,115,402)	(2,484,004)
Loss on extinguishment of debt	—	—	(334,511)	—
Change in fair value of Private Warrants	—	1,185	—	19,835
Other income (expense)	500	2,423	507	(4,533)
Total other (expense) income	(804,442)	(1,117,666)	(2,449,406)	(2,468,702)

NET LOSS BEFORE INCOME TAXES	(3,110,077)	(4,771,926)	(9,990,441)	(13,732,822)
Income tax expense (benefit)	—	7,281	9,898	(2,242)

NET LOSS	$(3,110,077)	$(4,779,207)	$(10,000,339)	$(13,730,580)
Loss per common share:
Basic and diluted	$(0.95)	$(2.14)	$(3.22)	$(6.41)

Weighted average shares outstanding:
Basic and diluted	3,279,054	2,237,211	3,103,442	2,143,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2024

(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total
BALANCE, JANUARY 1, 2024	2,249,189	$224	382,892	$38	$137,883,798	$(136,292,600)	$1,591,460
Cancellation of Restricted Stock Awards	(350)	—	—	—	—	—	—
Issuance of Restricted Stock Units	691	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	270,376	—	270,376
Issuance of Class A Shares in connection with At-The-Market Offerings, net	558,873	56	—	—	710,975	—	711,031
Change in Fair Value of Warrants on Extinguishment of Debt	—	—	—	—	334,511	—	334,511
Common Stock Issued for Accrued Expenses	53,559	5	—	—	147,282	—	147,287
Common Stock Issued for Accrued Expenses - Related Party	36,232	4	—	—	99,996	—	100,000
Net loss	—	—	—	—	—	(3,928,514)	(3,928,514)
BALANCE, MARCH 31, 2024	2,898,194	289	382,892	38	139,446,938	(140,221,114)	(773,849)
Exchanged BV for Class A shares	2,632	—	(2,632)	—	—	—	—
Issuance of Restricted Stock Awards	50,832	5	—	—	(5)	—	—
Issuance of Restricted Stock Units	12,995	1	—	—	(1)	—	—
Stock-based compensation expense	—	—	—	—	276,425	—	276,425
Net loss	—	—	—	—	—	(2,961,747)	(2,961,747)
BALANCE, JUNE 30, 2024	2,964,653	295	380,260	38	139,723,357	(143,182,861)	(3,459,171)
Exchanged BV for Class A shares	70,410	7	(70,410)	(7)	—	—	—
Issuance of Restricted Stock Awards	326,079	33	—	—	(33)	—	—
Issuance of Restricted Stock Units	4,729	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	191,534	—	191,534
Net loss	—	—	—	—	—	(3,110,077)	(3,110,077)
BALANCE, SEPTEMBER 30, 2024	3,365,871	$335	309,850	$31	$139,914,858	$(146,292,938)	$(6,377,714)

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

STRYVE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,000,339)	$(13,730,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,077,070	1,474,298
Amortization of intangible assets	181,751	181,751
Amortization of debt issuance costs	164,103	222,666
Amortization of debt discount	—	880,623
Amortization of debt premium	20,834	—
Amortization of right-of-use asset	422,254	297,129
Loss on extinguishment of debt	334,511	—
Gain on disposal of fixed assets	—	(9,705)
Reserve for credit losses	179,071	199,145
Stock based compensation expense	738,336	947,757
Change in fair value of Private Warrants	—	(19,835)
Changes in operating assets and liabilities:
Accounts receivable	(942,795)	(756,175)
Inventory	319,648	1,985,275
Prepaid expenses and other current assets	6,873	533,386
Accounts payable	2,038,755	961,482
Accrued liabilities	703,813	679,693
Operating lease obligations	(378,836)	(244,302)
Net cash used in operating activities	(5,134,951)	(6,397,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(27,246)	(150,297)
Cash received for sale of equipment	—	11,000
Net cash used in investing activities	(27,246)	(139,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net	711,031	1,016,088
Repayments on long-term debt	(116,084)	(120,643)
Borrowings on related party debt	2,435,000	1,175,000
Borrowings on short-term debt	16,257,558	16,555,768
Repayments on short-term debt	(14,186,264)	(12,268,986)
Debt issuance costs	(55,630)	(176,287)
Deferred offering costs	(69,166)	(38,622)
Payments in lieu of fractional shares in connection with the reverse stock split	—	(2,318)
Net cash provided by financing activities	4,976,445	6,140,000

Net change in cash and cash equivalents	(185,752)	(396,688)
Cash and cash equivalents at beginning of period	369,114	623,163
Cash and cash equivalents at end of period	$183,362	$226,475

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,363,648	$1,160,466
NON-CASH INVESTING AND FINANCING ACTIVITY:
Non-cash commercial premium finance borrowing	$394,145	$843,127
Issuance of warrants in connection with debt instrument	$—	$1,374,631
Common stock issued for accrued expenses	$147,287	$—
Common stock issued for accrued expenses - related party	$100,000	$—
Accrued fixed assets	$78,501	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRYVE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company has historically funded its operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. The Company's principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. The Company incurred net losses of approximately $10.0 million during the nine months ended September 30, 2024. Cash used in operating activities was approximately $5.1 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company has a working capital deficit of $14.3 million which compares to $7.4 million as of December 31, 2023.

Late in the third quarter of 2022, the Company secured a term loan in the amount of $4.0 million. Additionally, the Company secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment the Company's liquidity, as needed, through the execution of management's transformation plan. The Company's initial draw on the term loan was $4.0 million taken in 2022 and as of September 30, 2024, $4.0 million (net of repayments) has been drawn on the asset based line of credit. The unused committed capacity under the asset based line of credit is approximately $4.0 million as of September 30, 2024, however, actual borrowing availability at any time is subject to advance rates on accounts receivable and inventory balances. No amount remained available to draw under the term loan as of September 30, 2024. See Note 5 for a description of the asset based line of credit and Note 6 for a description of the term loan.

During the nine months ended September 30, 2024, the Company issued an aggregate of $3.4 million in principal amount of unsecured convertible promissory notes (the “Convertible Notes”) to select accredited investors to fund operations. The aggregate principal amount of the Convertible Notes is inclusive of $1.7 million from related parties. During the third quarter of 2024, the Company issued $0.8 million in principal amount of an unsecured promissory note (the “Nonconvertible Note”) to a related party to fund operations. See Note 6 for further discussion.

The Company is currently evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, seeking additional financing from both the public and private markets through the issuance of equity securities and seeking to extend the term of outstanding debt. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that the Company will be able to raise the capital it needs to continue its operations on satisfactory terms or at all. In November 2024, the Company closed on a public offering receiving gross proceeds of approximately $2.9 million before deducting estimated offering expenses; however, the Company needs additional funding to execute its business plan and continue operations. If capital is not available to the Company when, and in the amounts needed, the Company could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm its business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

The Company has prepared cash flow forecasts which indicate that based on its expected operating losses and cash consumption in order to fund working capital growth, the Company believes that absent an infusion of sufficient capital there is substantial doubt about its ability to continue as a going concern for twelve months after the date the condensed consolidated financial statements for the quarter ended September 30, 2024 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. These plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

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

Accounts Receivable and Allowance for Credit Losses, Returns, and Deductions

Accounts receivable are customer obligations due under normal trade terms. Accounts receivables, less credit losses, reflects the net realizable value of receivables and approximates fair value. The Company accounts for accounts receivable, less credit losses, under ASU 2016-13, Financial Instruments – Credit Losses. The Company evaluated our accounts receivable and establish an allowance for credit loss based on a combination of factors. When aware that a specific customer has been impacted by circumstances such as bankruptcy filings or deterioration in the customer’s operating results or financial position, potentially making it unable to meet its financial obligations, the Company records a specific allowance for credit losses to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records allowances for credit loss for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience, and an evaluation of current and projected economic conditions at the balance sheet date. Accounts receivables are charged off against the allowance for credit losses after we determine that the potential for recovery is remote. As of September 30, 2024, and December 31, 2023, the allowance for credit losses, returns and deductions totaled $1,416,898 and $1,638,039, respectively.

For the three months ended September 30, 2024, the allowance for credit losses, returns, and deductions consisted of the following:

	2024			2023
	Credit Losses Allowance	Returns & Deductions Allowance	Total	Credit Losses Allowance	Returns & Deductions Allowance	Total
Beginning balance, July 1	$705,311	$653,562	$1,358,873	$197,566	$833,270	$1,030,836
Provisions	(42,849)	311,154	268,305	118,939	(378,329)	(259,390)
Write-offs	(210,280)	—	(210,280)	—	—	—
Ending balance, September 30	$452,182	$964,716	$1,416,898	$316,505	$454,941	$771,446

For the nine months ended September 30, 2024, the allowance for credit losses, returns, and deductions consisted of the following:

	2024			2023
	Credit Losses Allowance	Returns & Deductions Allowance	Total	Credit Losses Allowance	Returns & Deductions Allowance	Total
Beginning balance, January 1	$815,236	$822,803	$1,638,039	$117,360	$—	$117,360
Provisions	179,071	141,913	320,984	199,145	454,941	654,086
Write-offs	(542,125)	—	(542,125)	—	—	—
Ending balance, September 30	$452,182	$964,716	$1,416,898	$316,505	$454,941	$771,446

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

For the nine months ended September 30, 2024 and 2023, the following customers represented more than 10% of consolidated sales. No vendors represented more than 10% of purchases.

	2024	2023
Customer A	19%	20%
Customer B	12%	11%
Customer C	17%	10%
Customer D	—	15%

As of September 30, 2024 and 2023, the following customers represented more than 10% of accounts receivable. No vendors represented more than 10% of the accounts payable balance.

	2024	2023
Customer A	16%	12%
Customer B	12%	20%
Customer C	16%	—
Customer E	—	15%

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

As of September 30, 2024 and 2023, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2024		2023
	Warrants/ Awards	Number of Underlying Shares of Common Stock	Warrants/ Awards	Number of Underlying Shares of Common Stock
Private Warrants	197,500	13,166	197,500	13,166
Public Warrants	10,800,000	720,000	10,800,000	720,000
Warrants - January 2022 Offering	10,294,118	686,275	10,294,118	686,275
Warrants - April 2023 Financing	7,964,550	530,970	7,964,550	530,970
Restricted Stock Awards - unvested	371,023	371,023	39,910	39,910
	29,627,191	2,321,434	29,296,078	1,990,321

During the first nine months of 2024, the Company issued an aggregate of $1,616,162 in convertible notes that will automatically convert into equity securities at the earlier of maturity or the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3,000,000. See discussion of "Convertible Promissory Notes" in Note 6.

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

The benefit of tax positions taken or expected to be taken in the Company income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company's policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax expense. As of September 30, 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Tax Receivable Agreement

In conjunction with the Business Combination, the Company entered into the TRA with Seller and Holdings. Pursuant to the TRA, the Company is required to pay Seller 85% of the amount of savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of (a) tax basis adjustments resulting from taxable exchanges of Class B common units of Holdings and Class V common stock of the Company acquired by the Company in exchange for Class A common stock of the Company and (b) tax deductions in respect of portions of certain payments made under the TRA. All such payments to the Seller are the obligations of the Company. As of September 30, 2024, there have been 456,940 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The Company has not recognized any change to the deferred tax asset for changes in tax basis, as the asset is not more-likely-than-not to be realized. Additionally, the Company has not recognized the TRA liability as it is not probable that the TRA payments would be paid based on the Company's historical loss position and would not be payable until the company realizes tax benefit.

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

Note 4 - Inventory

As of September 30, 2024, and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$1,578,538	$1,475,657
Work in process	928,875	703,117
Finished goods	2,372,918	3,021,205
Total Inventory	$4,880,331	$5,199,979

Reserves for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory. Sales of previously reserved inventory net of write-downs and write-offs for the three and nine months ended September 30, 2024 were $0 and $14,904, respectively. Sales of previously reserved inventory net of write-downs and write-offs for the three and nine months ended September 30, 2023 were $(88,306) and $(22,978), respectively.

Note 5 - Line of Credit

On September 28, 2022, certain subsidiaries of the Company entered into an Invoice Purchase and Security Agreement (together with an Inventory Finance Rider thereto, the “PSA”) with Alterna Capital Solutions LLC (the “Lender”) providing for (a) the purchase by the Lender of certain of the subsidiaries’ accounts receivable, and (b) financing based upon a percentage of the value of the subsidiaries’ inventory. Pursuant to the PSA, the subsidiaries agree to sell eligible accounts receivable to the Lender for an amount equal to the face amount of each account receivable less a reserve percentage. The maximum amount potentially available to be deployed by the Lender at any given time is $8,000,000, which may be increased to an amount up to $20,000,000. Pursuant to the Inventory Finance Rider to the PSA, the subsidiaries may request advances from time to time based upon the value of the subsidiaries’ inventory. Such advances bear interest at the current prime rate plus 2.25% and are required to be repaid at any time the aggregate outstanding amount of such advances exceed a designated percentage of the value of such inventory. The interest rate as of September 30, 2024 and December 31, 2023 was 10.25% and 10.75%, respectively.

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

As of September 30, 2024 and December 31, 2023, $4,048,018 and $3,716,914, respectively, was borrowed under the financing agreement. The amount remaining available under the PSA is approximately $4,000,000 as of September 30, 2024. The Company recognized approximately $193,218 and $566,256 in interest expense for the three and nine months ended September 30, 2024, respectively. The Company recognized approximately $113,167 and $324,798 in interest expense for the three and nine months ended September 30, 2023, respectively.

Note 6 - Debt

As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	2024	2023
Revenue Loan and Security Agreement, net of debt issuance costs	$3,691,350	$3,791,950
Broken Stone Agreement	19,775	19,775
Total long-term debt	3,711,125	3,811,725
Less: current portion	(475,006)	(335,636)
Total long-term debt, net of current portion	$3,236,119	$3,476,089

As of September 30, 2024 and December 31, 2023, short-term borrowings and current portion of long-term debt consisted of the following:

	2024	2023
Invoice Purchase and Security Agreement, net of debt issuance costs	$4,008,018	$3,568,295
Promissory Notes, net of debt premium and debt issuance costs	8,219,204	4,089,000
Commercial Premium Finance Agreement	320,085	269,894
Current portion of long-term obligations	475,006	335,636
Total short-term borrowings and current portion of long-term debt	$13,022,313	$8,262,825

Outstanding as of September 30, 2024

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

The Company has accounted for the loan facility as debt in accordance with ASC 470-10-25-2 and use the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.2%. As of September 30, 2024 and December 31, 2023, the balance on this loan was $3,748,091 and $3,864,175, respectively. The Company recognized $150,167 and $382,006 in interest expense for the three and nine months ended September 30, 2024, respectively. The Company recognized $130,273 and $357,936 in interest expense for the three and nine months ended September 30, 2023, respectively. No amount remained available under the Loan Agreement.

2023 Promissory Notes

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

The Company has accounted for the Notes as debt in accordance with ASC 470-10-25 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.0%. As of September 30, 2024 and December 31, 2023, the outstanding balance on the Notes was $4,089,000 of which $1,175,000 was due to related parties. In accordance with ASC 470-20-25-2, the Company allocated the proceeds between the Notes and Warrants based on their relative fair values. The allocation resulted in a discount to the Notes of $1,374,631 that was amortized over the initial term of the Notes.

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

The Company evaluated the amendment under ASC 470-50, “Debt - Modification and Extinguishment”, and concluded that the extension of the maturity date and modification of the exercise price of the Warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in accounting for these modifications as an extinguishment of the debt. There were no unamortized deferred debt costs or debt discount at the time of the amendment. This Company recorded a loss on the extinguishment of the debt in the amount of $334,511 during the nine months ended September 30, 2024.

The Company recognized approximately $123,678 and $368,346 in interest expense for the three and nine months ended September 30, 2024, respectively. The Company recognized approximately $681,040 and $1,214,027 in interest expense inclusive of debt discount amortization of $494,008 and $880,623 for the three and nine months ended September 30, 2023.

2024 Convertible Promissory Notes

During the nine months ended September 30, 2024, the Company issued an aggregate of $3,409,091 in principal amount of unsecured convertible promissory notes (the “Convertible Notes”) to select accredited investors. The aggregate principal amount of the Convertible Notes is inclusive of $1,702,020 from related parties. The Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. Convertible Notes totaling $1,792,929 will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the Convertible Notes, from which the Company receives gross proceeds of not less than $3,000,000. During the first nine months of 2024, the Company issued an aggregate of $606,061 in the automatically convertible notes and amended $1,010,101 of the original notes to automatically convert upon maturity.

The Company has accounted for the Convertible Notes as debt in accordance with ASC 470-10-25 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 12.0%. As of September 30, 2024, the outstanding balance on the Convertible Notes was $3,395,026 of which $1,695,386 was due to related parties.

The Company recognized approximately $112,121 and $176,018 in interest expense for the three and nine months ended September 30, 2024.

2024 Nonconvertible Promissory Note

During the third quarter of 2024, the Company issued $761,421 in principal amount of an unsecured promissory note (the “Nonconvertible Note”) to a related party. The Nonconvertible Note was issued with an original issue discount of 1.5%, accrue interest annually at a rate of 15% and will mature at the earlier of the next sale (or series of related sales) by the Company of its equity securities, following the date of the Nonconvertible Note, from which the Company receives gross proceeds of not less than $5,000,000, or December 23, 2024.

The Company has accounted for the Nonconvertible Note as debt in accordance with ASC 470-10-25 and uses the effective interest rate method to estimate the timing and amount of future cash flows in accordance with ASC 835-30. The current effective interest rate is 15.0%. As of September 30, 2024, the outstanding balance on the Nonconvertible Note was $750,808.

The Company recognized approximately $2,965 in interest expense for the three and nine months ended September 30, 2024.

Future minimum principal payments, on debt as of September 30, 2024 are as follows:

2024	$12,730,750
2025	525,354
2026	1,030,816
2027	2,108,560
$16,395,480

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, no liability for unrecognized tax benefits was required to be reported and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position over the next twelve months.

The Company currently estimates its annual effective income tax rate to be (0.1030)%, which differs from the federal rate of 21% primarily due to tax benefit related to income passed through to non-controlling interest, increase in valuation allowances, and state and local income taxes. The Company has reported income tax expense of $0 and $9,898 for the three and nine months ended September 30, 2024. The Company has reported income tax expense of $7,281 and $(2,242) for the three and nine months ended September 30, 2023.

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

As of September 30, 2024, there have been 456,940 shares of Class B common units of Holdings and Class V common stock of the Company exchanged for an equal number of shares of Class A common stock of the Company. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount and timing of future taxable income.

As of September 30, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets as the realizability of the tax benefit is not at the more likely than not threshold. Since the benefit has not been recorded, the Company has determined that the TRA liability is not probable and therefore no TRA liability existed as of September 30, 2024.

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

Private Warrants

The Company has agreed that so long as the Private Warrants are still held by its initial shareholders or their affiliates, it will not redeem such Private Warrants and will allow the holders to exercise such Private Warrants on a cashless basis (even if a registration statement covering shares of Class A common stock issuable upon exercise of such warrants is not effective). As of September 30, 2024, there were 197,500 Private Warrants outstanding.

April 2023 Warrants

On April 19, 2023, the Company issued certain lenders warrants (the “April 2023 Warrants”) to purchase 1/15th of a share of the Company’s Class A common stock for each $0.5134 of principal amount of the Notes, for an aggregate of 7,964,550 warrants convertible to 530,970 shares of Class A common stock. The aggregate amount of the April 2023 Warrants is inclusive of 2,288,664 warrants convertible to 152,577 shares of Class A common stock associated with related parties. Each warrant is exercisable immediately, has an exercise price per share of Class A common stock equal to $7.701 per whole share and will expire three years and three months from the date of issuance and may be exercised on a cashless basis if a registration statement registering the resale of the shares issuable upon exercise is not effective. The exercise price was subsequently reduced to $2.75 per whole share. See Note 6 for further discussion. The warrant holder will be prohibited, subject to certain exceptions, from exercising the Warrants for shares of the Company’s Class A common stock to the extent that immediately prior to or after giving effect to such exercise, the warrant holder, together with its affiliates and other attribution parties, would own more than 4.99% or 9.99%, as applicable, of the total number of shares of the Company’s Class A common stock then issued and outstanding, which percentage may be changed at the warrant holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice to the Company. The Company agreed to use commercially reasonable efforts to register the shares of Class A common stock underlying the Warrants within 60 days and to have the registration statement declared effective within 30 days thereafter. As of September 30, 2024, there were 7,964,550 April 2023 Warrants outstanding exercisable for up to 530,970 shares of Class A common stock.

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

As of September 30, 2024, the Company had 40,848 shares of Class A common stock available for future issuance under the Incentive Plan. Beginning in 2025, the number of shares available under the Incentive Plan is subject to an automatic annual increase in the number of shares authorized equal to the lesser of (a) 4% of the Company’s total shares of Class A common stock outstanding on December 31st of the immediately preceding year and (b) a number of shares of Class A common stock determined by the Board that is less than (a).

Note 9 - Stock Based Compensation

The Company's stock-based awards that result in compensation expense consist of restricted stock units (RSUs) and restricted stock awards (RSAs). As of September 30, 2024, the Company had 40,848 shares available for grant under its stock plans. As of September 30, 2024, the total unrecognized compensation cost related to all unvested stock-based compensation awards was $1,817,914 and is expected to be recognized over the next four years. RSUs generally vest over three years and RSAs generally vest from one to four years.

Restricted Stock Units (RSUs)

The following table summarizes the Company's RSU activity:

Nonvested Restricted Stock Units
		Weighted Average
	Restricted Stock	Award Date Fair Value
	Units	Per Share
Restricted Stock at January 1, 2024	193,205	$5.18
Granted	223,350	1.38
Cancelled	(121,983)	2.23
Forfeited	(5,044)	11.40
Vested	(25,756)	6.82
Restricted Stock at September 30, 2024	263,772	$2.92

The fair value of RSUs is determined based on the closing market price of the Company's stock on the grant date. The fair value of RSUs with a market condition is determined based on a Monte Carlo valuation simulation.

Restricted Stock Awards (RSAs)

The following table summarizes the Company's RSA activity:

Nonvested Restricted Stock Awards
		Weighted Average		Weighted Average
	Restricted Stock	Award Date Fair Value	Director	Award Date Fair Value
	Awards	Per Share	Stock Awards	Per Share
Restricted Stock at January 1, 2024	52,778	$16.09	5,000	$12.45
Granted	333,633	1.41	58,750	1.28
Forfeited	—	—	(10,000)	1.25
Vested	(30,764)	11.17	(38,375)	1.28
Restricted Stock at September 30, 2024	355,647	$2.73	15,375	$4.96

The fair value of RSAs is determined based on the closing market price of the Company's stock on the grant date.

Stock Based Compensation Expense

The Company has a long-term incentive plan under which the Compensation Committee of the Board of Directors has the authority to grant share-based awards to Company employees and non-employees. Stock based compensation costs associated with employee RSU and RSA grants are recorded as a separate component of salaries and wages on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, $167,503 and $666,253, respectively, were recorded in salaries and wages. For the three and nine months ended September 30, 2023, $196,548 and $593,762, respectively, were recorded in salaries and wages. Stock based compensation costs associated with non-employee RSU and RSA grants are recorded as a separate component of selling expenses on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, $24,031 and $72,083, respectively, were recorded in selling expenses. For the three and nine months ended September 30, 2023, $133,244 and $353,995, respectively, were recorded in selling expenses. Stock based compensation expense for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis. The Company accounts for forfeitures when they occur.

Note 10 - Related Party Transactions

Sale and Leaseback. On May 26, 2021, the Company entered into a Purchase and Sale Agreement with OK Biltong Facility, LLC (“Buyer”), an entity controlled by a member of the Company’s board of directors on the date of the transaction, pursuant to which the parties consummated a sale and leaseback transaction (the “Sale and Leaseback Transaction”) of the Company’s manufacturing facility and the surrounding property in Madill, Oklahoma (the “Real Property”) for a total purchase price of $7,500,000.

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

The Company determined that the sale and leaseback transaction contained continuing involvement and thus used the financing method consistent with ASC 842. The transfer did not qualify as a sale; hence it is considered a "failed" sale and both parties account for it as a financing transaction. Accordingly, a financing obligation related to the operating lease in the amount of the sale price ($7,500,000) has been booked and the corresponding assets on the balance sheet are maintained. Under the finance method, rental payments are applied as amortization and/or interest expense on the financing obligation as appropriate using an assumed interest rate. The Company is accounting for these as interest only payments because the Company's incremental cost to borrow when applied to the financing obligation is greater than the rental payments under the Lease Agreement. The Company recognized interest expense of $192,258 and $566,7878 during the three and nine months ended September 30, 2024, respectively. The Company recognized interest expense of $187,265 and $554,450 during the three and nine months ended September 30, 2023, respectively.

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

Convertible Promissory Notes. During the second quarter of 2024, the Company issued an aggregate of $1,702,020 in Related Party Convertible Notes. The Related Party Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will automatically convert in the securities issued in the next sale (or series of related sales) by the Company of its equity securities, following the date of the Related Party Convertible Notes, from which the Company receives gross proceeds of not less than $3,000,000. See Note 6 for further discussion on the Related Party Convertible Notes.

Nonconvertible Promissory Note. During the third quarter of 2024, the Company issued $761,421 in a Related Party Nonconvertible Note. The Related Party Nonconvertible Note was issued with an original issue discount of 1.5%, accrue interest annually at a rate of 15% and will mature at the earlier of the next sale (or series of related sales) by the Company of its equity securities, following the date of the Related Party Nonconvertible Note, from which the Company receives gross proceeds of not less than $5,000,000, or December 23, 2024. See Note 6 for further discussion on the Related Party Nonconvertible Note.

Other. During the nine months ended September 30, 2024 and 2023, the Company did not purchase goods from an entity controlled by a member of the Company’s Board of Directors (the "Related Party Manufacturer"). The balance owed to the Related Party Manufacturer as of September 30, 2024 and December 31, 2023 was $807.

The Company previously had note receivables due from certain directors, officers and employees of the Company. The note receivables and the accrued interest was forgiven in connection with the Business Combination on July 20, 2021. The forgiveness of these note receivables resulted in non-cash compensation expense to the related parties for the year ended December 31, 2021. The Company agreed to reimburse the related parties for their portion of income taxes related to the non-cash compensation. As of September 30, 2024 and December 31, 2023, the balance owed to the related parties was $284,213 and $278,771, respectively.

In connection with the PSA, a named executive officer of the Company granted the Lender a security interest in certain personal property owned by the named executive officer to further secure the Company's obligations under the PSA. See further discussion at Note 5. As consideration for granting the security interest to the Lender, the Company agreed to pay the name executive officer an annual fee of 7.2% of the guaranteed balance not to exceed $100,000 and reimbursement of out of pocket expenses. The balance owed to the name executive officer as of September 30, 2024 and December 31, 2023 was $108,000 and $100,000, respectively.

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

Nasdaq Deficiency Letter

On April 9, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because our stockholders’ equity for the year ended December 31, 2023, as reported in our Form 10-K, was below the minimum stockholders’ equity requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The notice had no immediate effect on our continued listing on Nasdaq, subject to our compliance with the other continued listing requirements. We had until October 7, 2024 to meet the Stockholders’ Equity Requirement.

As we did not regain compliance with the Stockholders’ Equity Requirement by October 7, 2024, we received a delisting determination letter on October 8, 2024 (the “Delisting Determination Letter”). The Delisting Determination Letter stated that unless we requested a timely hearing before a Nasdaq Hearing Panel (“Panel”) to appeal Nasdaq’s delisting determination, trading of our Class A common stock and warrants would be suspended and delisted from Nasdaq.

We have filed a request for a hearing before the Panel, which was granted for November 26, 2024 (the “Hearing Date”), at which we will request a suspension of delisting pending our return to compliance. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing request has stayed the suspension of trading and delisting of our Class A Common Stock and warrants pending the conclusion of the hearing process. Consequently, our Class A Common Stock and warrants will remain listed on Nasdaq at least until the Panel renders a decision following the hearing.

The Company intends, prior to the Hearing Date, to regain compliance with the Minimum Stockholders’ Equity Rule by completing one or more equity offerings.

There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Rule or will otherwise be in compliance with other applicable Nasdaq listing rules, that the Company will be able to successfully complete equity offering or that the Company’s appeal of the delisting determination will be successful.

Public Offering

On November 8, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) relating to the issuance and sale of 370,000 shares of the Company’s Class A common stock and, in lieu of Class A common stock, pre-funded warrants to purchase 3,300,886 shares of Class A common stock, and accompanying warrants to purchase up to 7,341,772 shares of Class A common stock at a combined public offering price of $0.79 per share or pre-funded warrant (the “Public Offering”). The Public Offering closed on November 12, 2024. The common warrants have an exercise price of $0.79 per share, are exercisable following stockholder approval and have a term of exercise equal to five years following date of the stockholder approval. The Company received gross proceeds from the Public Offering of approximately $2,899,670 before deducting estimated offering expenses.

In connection with the Public Offering, the Company also agreed to amend certain existing warrants originally issued on January 11, 2022, to purchase up to 529,412 shares of its Class A common stock at an exercise price of $54.00 per share to have a reduced exercise price equal to $0.79 per share, and the term extended to November 12, 2029, subject to stockholder approval. Additionally, the Company issued to placement agent warrants (the “Placement Agent Warrants”) to purchase 367,088 shares of common stock. The Placement Agent Warrants are immediately exercisable at an exercise price of $0.869 and will expire on the third anniversary of the commencement of sales of the offering.

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

New Packaging & Retail Distribution Growth

A key piece of our retail growth strategy is tied to making the product more available and approachable. To accomplish this, we completed a strategic redesign of our packaging with retail conversion at the forefront of design considerations. We collaborated with both consumers and retailers as we sought to optimize the packaging for retail conversion. We received a positive response from many retail partners on the new designs, garnering additional distribution in the process. We began manufacturing select items in the new packaging in mid-2023 and transitioned the rest of our production over to the new packing throughout the balance of 2023 with final cut-over occurring around year-end. Our new packaging began to ship to retailers and distributors broadly beginning the first quarter of 2024, and by the end of the first nine months of 2024 we estimate that most of retailer shelves have transitioned to the new packaging.

We are encouraged by the consumer and retailer response to our updated packaging and are excited to share that as the new packaging has made its way through distribution and onto shelves for consumers that the impact on our retail consumption data has been very strong. While the positive impacts of the enhanced packaging and improved product quality have already been significant in terms of the consumer response at retail, we expect to see opportunities to grow our distribution footprint in measured channels in the coming quarters as a result of this performance which could lead to meaningful sales growth for the business.

Improving Quality of Revenue

As an extension of the restructuring plans, we evaluated our revenue base in the second half of 2022 and took steps to improve or eliminate low-quality revenue sources in order to create opportunities to drive long-term value-creating growth. Key considerations in these rationalization decisions included assessments of strategic alignment, complexity, and profitability. In assessing the profitability of a particular revenue stream specifically, we evaluated our revenues on a gross margin basis, a net margin basis, and a cash conversion basis. Accordingly, a meaningful portion of net sales in the first half of 2023 came from products, customers, and/or channels that have been rationalized. Further, this strategic rationalization, in some cases, required us to sell inventory through discount or liquidation channels during 2023 and the first quarter of 2024 which affected our gross margin. However, despite the impact on net sales that these rationalization efforts have had, our most valuable revenues have been supported by improved trends in the retail consumption of our products.

Additionally, we took actions to improve the quality of our revenue through improving our price-mix by working strategically with of some of our large retail partners to introduce new products that improved our unit economics while creating a more attractive consumer offering.

Optimizing Spend and Reducing Losses

Our third quarter of 2024 results are a product of the progress we have made on our cost mitigation strategies. We examined every area of spending throughout our business and identified ways to drive efficiencies, eliminate unnecessary expense, and focus on the highest and best use of each dollar. The resulting impact is a 15.9% year-over-year reduction in total operating expenses for the quarter ended September 30, 2024, resulting in a 31.5% year-over-year improvement in our Adjusted EBITDA Loss (a non-GAAP financial measure) for the same period. See discussion of Adjusted EBITDA Loss in the "Non-GAAP Financial Measures" section below.

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

Increased Consumption Driven Demand and Working Capital Constraints

The impact of our improved product quality and redesigned packaging has, so far, outperformed our expectations and those of our retail partners. In the second and third quarters of 2024, this growth in the consumption driven demand for our products has outpaced our ability to meet that increased demand such that we believe our shipments fell short of their potential in both quarters. This shortfall is not a function of capacity constraints or supply chain challenges but rather working capital to support the inventory build necessary to meet the run rate demand. Accordingly, we have been actively taking steps to bring more liquidity to the balance sheet to allow the Company to execute on that demand.

Promissory Notes

During the first nine months of 2024, we issued an aggregate of $3.4 million in principal amount of unsecured promissory notes (the “Convertible Notes”) to select accredited investors to fund growth in working capital and general operations. The aggregate principal amount of the Convertible Notes is inclusive of $1.7 million from related parties. The Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. The Convertible Notes will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million.

During the third quarter of 2024, the Company issued $0.8 million in principal amount of an unsecured promissory note (the “Nonconvertible Note”) to a related party. The Nonconvertible Note was issued with an original issue discount of 1.5%, accrue interest annually at a rate of 15% and will mature at the earlier of the next sale (or series of related sales) by the Company of its equity securities, following the date of the Nonconvertible Note, from which the Company receives gross proceeds of not less than $5.0 million, or December 23, 2024.

Public Offering

On November 8, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) relating to the issuance and sale of 370,000 shares of the Company’s Class A common stock and, in lieu of Class A common stock, pre-funded warrants to purchase 3,300,886 shares of Class A common stock, and accompanying warrants to purchase up to 7,341,772 shares of Class A common stock at a combined public offering price of $0.79 per share or pre-funded warrant (the “Public Offering”). The Public Offering closed on November 12, 2024. The common warrants have an exercise price of $0.79 per share, are exercisable following stockholder approval and have a term of exercise equal to five years following date of the stockholder approval. The Company received gross proceeds from the Public Offering of approximately $2.9 million before deducting estimated offering expenses. In connection with the Public Offering, the Company also agreed to amend certain existing warrants originally issued on January 11, 2022, to purchase up to 529,412 shares of its Class A common stock at an exercise price of $54.00 per share to have a reduced exercise price equal to $0.79 per share, and the term extended to November 12, 2029, subject to stockholder approval. Additionally, the Company issued to placement agent warrants (the “Placement Agent Warrants”) to purchase 367,088 shares of common stock. The Placement Agent Warrants are immediately exercisable at an exercise price of $0.869 and will expire on the third anniversary of the commencement of sales of the offering.

Results of Operations –Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	Three Months Ended September 30,
	2024		2023
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$5,701	100.0%	$4,180	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	4,466	78.3%	3,624	86.7%
GROSS PROFIT	1,235	21.7%	556	13.3%

OPERATING EXPENSES
Selling expenses	1,244	21.8%	1,771	42.4%
Operations expense	451	7.9%	326	7.8%
Salaries and wages	1,457	25.6%	1,572	37.6%
Depreciation and amortization expense	389	6.8%	552	13.2%
Gain on disposal of fixed assets	—	—	(11)	(0.3)%
Total operating expenses	3,541	62.1%	4,210	100.7%
OPERATING LOSS	(2,306)	(40.4)%	(3,654)	(87.4)%

OTHER (EXPENSE) INCOME
Interest expense	(805)	(14.1)%	(1,121)	(26.8)%
Change in fair value of Private Warrants	—	—	1	0.0%
Other expense	1	0.0%	2	0.1%
Total other (expense) income	(804)	(14.1)%	(1,118)	(26.7)%
NET LOSS BEFORE INCOME TAXES	$(3,110)	(54.6)%	$(4,772)	(114.2)%

Net sales. Net sales increased by $1.5 million from $4.2 million in the three months ended September 30, 2023 to $5.7 million in the three months ended September 30, 2024. During the third quarter of 2024, significant increases in our brands' sell-through velocities throughout our base distribution contributed to an increase in orders and shipments. If the increase in retail velocity that our brands are experiencing continues throughout 2024, we anticipate a net sales benefit due to increased replenishment orders. Additionally, these sustained improvements in our retail consumption data may also assist us in securing additional points of distribution which would serve to further drive net sales over time. However, our working capital constraints throughout 2024 have limited our ability to realize the full potential of this demand.

Cost of Goods Sold. Cost of goods sold decreased by $0.9 million from $3.6 million in the three months ended September 30, 2023 to $4.5 million in the three months ended September 30, 2024. Productivity and yield improvements we have made to our cost of goods on a variable rate basis have partially offset some of the inflationary pressures on inputs, primarily beef. Overall commodity beef prices were higher in the third quarter of 2024 compared to the commodity costs that flowed through cost of goods sold in third quarter of the prior year. However, our productivity and yield enhancement strategies partially mitigated the impact these increased beef prices had during the quarter. We will continue to monitor beef and commodity pricing and should it remain elevated will consider executing on pricing actions in line with our continuous price action review process.

Gross Profit. Gross profit increased $0.6 million in the three months ended September 30, 2024. As a percent of net sales, gross profit was 21.7% in the third quarter of 2024, compared to a 13.3% in the third quarter of 2023. A few primary factors contribute to this performance:

•
Since the beginning of our transformation, we have taken steps to improve or eliminate low-quality revenue sources in order to drive long-term value-creating growth. While this has benefited margins by eliminating negative gross margin products or accounts, this has also resulted in lower plant utilization which can create a drag on gross margin. However, as our production ramped during the current year period, driven by the increased consumption we're seeing in the market, we have experience better absorption and expanded margins.

•
We took steps to improve the price per ounce in late 2023 for select retailers which benefited the third quarter of 2024.
•
Commodity beef prices were higher throughout the three months ended September 30, 2024, as compared to the cost of goods incurred the same period in 2023. However, we were able to improve our gross profit through our productivity, utilization, and yield maximization initiatives illustrating the positive impact of our transformation.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $0.6 million from $1.8 million in the three months ended September 30, 2023 to $1.2 million in the three months ended September 30, 2024 driven by our efforts to reduce corporate overhead.
•
Operations expense. Operations expenses increased by $0.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of increases in shipping volumes and some one-time expenses related to expanded distribution internationally.
•
Salaries and wages. Salaries and wages decreased $0.1 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease is mostly attributable to the transformation and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense decreased $0.2 million from $0.6 million in the three months ended September 30, 2023 to $0.4 million compared to the three months ended September 30, 2024 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $1.4 million from $3.7 million in the three months ended September 30, 2023 to $2.3 million in the three months ended September 30, 2024 and is primarily attributable to improved gross profit and decreased total operating expenses.

Interest Expense. Interest expense decreased by $0.3 million from $1.1 million in the three months ended September 30, 2023 to $0.8 million in the three months ended September 30, 2024. The current year period did not incur approximately $0.5 million of interest expense that was present in the prior year period related to the accounting treatment of the warrants issued in connection with the 2023 Notes. This year-over-year reduction in interest expense was offset by a $0.1 million increase related to the Invoice Purchase and Security Agreement (the "PSA") and a $0.1 million increase related to the 2024 Convertible Notes which were not in place in the prior year quarter.

Net Loss Before Income Taxes. Net loss before income taxes decreased $1.7 million from $4.8 million in three months ended September 30, 2023 to $3.1 million in the three months ended September 30, 2024, with the decrease primarily attributable to improved gross profit, restructuring efforts resulting in decreased operating expenses, and a decrease in interest expense.

Results of Operations – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of net sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024		2023
	(unaudited)		(unaudited)
(In thousands)		% of sales		% of sales
SALES, net	$16,477	100.0%	$14,823	100.0%
COST OF GOODS SOLD (exclusive of depreciation shown separately below)	12,532	76.1%	12,253	82.7%
GROSS PROFIT	3,945	23.9%	2,570	17.3%

OPERATING EXPENSES
Selling expenses	4,418	26.8%	5,518	37.2%
Operations expense	1,215	7.4%	1,465	9.9%
Salaries and wages	4,594	27.9%	5,205	35.1%
Depreciation and amortization expense	1,259	7.6%	1,656	11.2%
Gain on disposal of fixed assets	—	—	(10)	(0.1)%
Total operating expenses	11,486	69.7%	13,834	93.3%
OPERATING LOSS	(7,541)	(45.8)%	(11,264)	(76.0)%

OTHER (EXPENSE) INCOME
Interest expense	(2,115)	(12.8)%	(2,484)	(16.8)%
Loss on extinguishment of debt	(335)	(2.0)%	—	—
Change in fair value of Private Warrants	—	—	20	0.1%
Other expense	1	0.0%	(5)	(0.0)%
Total other (expense) income	(2,449)	(14.9)%	(2,469)	(16.7)%
NET LOSS BEFORE INCOME TAXES	$(9,990)	(60.6)%	$(13,733)	(92.6)%

Net sales. Net sales increased by $1.7 million from $14.8 million in the nine months ended September 30, 2023 to $16.5 million in the nine months ended September 30, 2024. During the first nine months of 2024, significant increases in our brands' sell-through velocities throughout our base distribution contributed to an increase in orders and shipments. If the increase in retail velocity that our brands are experiencing continues throughout 2024, we anticipate a net sales benefit due to increased replenishment orders. Additionally, these sustained improvements in our retail consumption data may also assist us in securing additional points of distribution which would serve to further drive net sales over time. However, our working capital constraints throughout 2024 have limited our ability to realize the full potential of this demand.

Cost of Goods Sold. Cost of goods sold increased by $0.2 million from $12.5 million in the nine months ended September 30, 2023 to $12.3 million in the nine months ended September 30, 2024. Productivity and yield improvements we have made to our cost of goods on a variable rate basis have partially offset some of the inflationary pressures on inputs, primarily beef. Overall commodity beef prices were higher in the first nine months of 2024 compared to the prior year period while our productivity and yield enhancement strategies partially mitigated the impact these increased beef prices had during the quarter. We will continue to monitor beef and commodity pricing and should it remain elevated will consider executing on pricing actions in line with our continuous price action review process.

Gross Profit. Gross profit increased $1.3 million in the nine months ended September 30, 2024. As a percent of net sales, gross profit was 23.9% in the first nine months of 2024, compared to a 17.3% in the first nine months of 2023. A few primary factors contribute to this performance:

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
•
We took steps to improve the price per ounce in late 2023 for select retailers which benefited the first nine months of 2024 as compared to the prior year period.

•
Commodity beef prices were higher throughout the nine months ended September 30, 2024, as compared to the same period in 2023. However, even with these increased input costs in the first nine months of 2024, we were able to improve our gross profit through our productivity, utilization, and yield maximization initiatives illustrating the positive impact of our transformation.

Operating Expenses.

•
Selling expenses. Selling expenses decreased by $1.1 million from $5.5 million in the nine months ended September 30, 2023 to $4.4 million in the nine months ended September 30, 2024 driven by our efforts to reduce corporate overhead.
•
Operations expense. Operations expenses decreased by $0.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Our strategic efforts to enable us to utilize more favorable modes of transportation and routes to market relative to the prior year period helped contribute to the reduction.
•
Salaries and wages. Salaries and wages decreased $0.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, decreasing from $5.2 million to $4.6 million. This decrease is mostly attributable to the transformation and productivity efforts of the Company.
•
Depreciation and amortization expense. Depreciation and amortization expense decreased $0.4 million from $1.7 million in the nine months ended September 30, 2023 compared to $1.3 million in the nine months ended September 30, 2024 which stems primarily from the timing of capital expenditures.

Operating Loss. Operating loss decreased by $3.8 million from $11.3 million in the nine months ended September 30, 2023 to $7.5 million in the nine months ended September 30, 2024 and is primarily attributable to decreased total operating expenses and improvement in gross profit.

Interest Expense. Interest expense decreased by $0.4 million from $2.5 million in the nine months ended September 30, 2023 to $2.1 million in the nine months ended September 30, 2024. The current year period did not incur approximately $0.9 million of interest expense that was present in the prior year period related to the accounting treatment of the warrants issued in connection with the 2023 Notes. This year-over-year reduction in interest expense was offset by a $0.2 million increase related to the Invoice Purchase and Security Agreement (the "PSA") and a $0.2 million increase related to the 2024 Convertible Notes which were not in place in the prior year quarter.

Loss on Extinguishment of Debt. We recorded a $0.3 million non-cash loss on extinguishment of debt related to the extension of the 2023 Notes and the associated repricing of the related Warrants in consideration of the extension for the nine months ended September 30, 2024.

Net Loss Before Income Taxes. Net loss before income taxes decreased $3.7 million from $13.7 million in nine months ended September 30, 2023 to $10.0 million in the nine months ended September 30, 2024, with the decrease primarily attributable to our restructuring efforts resulting in decreased operating expenses and improved gross profit offset by the loss on extinguishment of debt.

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

The table below provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is Net Loss Before Income Taxes, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands)
Net loss before income taxes	$(3,110)	$(4,772)	$(9,990)	$(13,733)
Interest expense	805	1,121	2,115	2,484
Depreciation and amortization expense	389	552	1,259	1,656
EBITDA	$(1,916)	$(3,099)	$(6,616)	$(9,593)
Additional Adjustments:
Loss on Extinguishment of Debt	—	—	335	—
Stock Based Compensation Expense	192	330	738	948
ATM Facility Setup Fees/Expenses	—	93	—	93
Legacy Product - Maui Relief Donations & Liquidation Sales	—	157	—	157
Adjusted EBITDA	$(1,724)	$(2,518)	$(5,543)	$(8,395)

Adjusted EBITDA. The Company improved its negative Adjusted EBITDA by 31.5% when comparing the three months ended September 30, 2024 and 2023 representing a $0.8 million improvement year-over-year driven primarily by management's transformational initiatives. Stryve improved its negative Adjusted EBITDA during the nine months ended September 30, 2024 by 34.0% year-over-year representing a $2.9 million reduction in losses as compared to the prior year period.

Adjusted Earnings per Share. Stryve defines Adjusted Earnings per Share as its Basic/Diluted Net Income (Loss) per Share adjusted as necessary for certain items listed in the table below.

The table below provides a reconciliation of Adjusted Earnings per Share to Basic/Diluted Net Loss per Share, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(In thousands except share and per share information)
Net loss	$(3,110)	$(4,779)	$(10,000)	$(13,731)
Weighted average shares outstanding	3,279,054	2,237,211	3,103,442	2,143,336
Basic & Diluted Net Loss per Share	$(0.95)	$(2.14)	$(3.22)	$(6.41)
Additional Adjustments:
Loss on Extinguishment of Debt	—	—	0.11	—
Stock Based Compensation Expense	0.06	0.15	0.24	0.44
Non-Cash Interest Attributable to Warrants Issued in Connection with Notes *	—	0.22	—	0.41
ATM Facility Setup Fees/Expenses	—	0.04	—	0.04
Legacy Product - Maui Relief Donations & Liquidation Sales	—	0.07	—	0.07
Adjusted Earnings per Share	$(0.89)	$(1.66)	$(2.87)	$(5.44)

* The Company allocated the proceeds from the April 2023 Financing transaction between the Notes and Warrants based on their relative fair values as of the closing date of the facility. The allocation resulted in the fair value of the warrants to be treated as a discount to the Notes of $1.4 million that was amortized through December 31, 2023. Accordingly, the Company recognized non-cash interest expense in connection with the discount of $0.5 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

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

We have historically funded our operations with cash flow from operations, equity capital raises, and note payable agreements from shareholders and private investors, in addition to institutional loans. Our principal uses of cash have been debt service, capital expenditures, working capital, and funding operations. For the nine months ended September 30, 2024, we incurred an operating loss of $7.5 million and used cash in operations of $5.1 million. As of September 30, 2024, the Company has approximately $16.3 million of indebtedness.

During the third quarter of 2022, we secured a term loan in the amount of $4.0 million. Additionally, we secured an asset based line of credit with a $8.0 million credit limit subject to accounts receivable and inventory balances. The term loan and asset based line of credit were secured in order to augment our liquidity, as needed, through the execution of management's transformation plan. The Company's initial draw on the term loan was $4.0 million taken in 2022, and as of September 30, 2024, $4.0 million (net of repayments) has been drawn on the asset based line of credit. The unused committed capacity under the asset based line of credit is approximately $4.0 million as of September 30, 2024, however, actual borrowing availability at any time is subject to advance rates on accounts receivable and inventory balances. No amount remained available to draw under the term loan as of September 30, 2024. During March 2024, the asset based line of credit was amended to extend the initial term twenty four (24) months after the date of the amendment, followed by automatic annual renewal terms unless the Company or the Lender provide written notice pursuant to the PSA prior to the end of any term. See Note 5 to our financial statements included herein for a description of the asset based line of credit and Note 6 for a description of the term loan.

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

During the first nine months of 2024, we issued an aggregate of $3.4 million in principal amount of unsecured promissory notes (the “Convertible Notes”) for proceeds of $3.4 million to select accredited investors to fund operations. The aggregate principal amount of the Convertible Notes is inclusive of $1.7 million from related parties. The Convertible Notes were issued with an original issue discount of 1%, accrue interest annually at a rate of 12% and will mature on December 31, 2024. Convertible Notes totalling $1.8 million will automatically convert into the securities issued in the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3.0 million. Certain of the Convertible Notes that remain unconverted at maturity will automatically convert into a new class of preferred shares. During 2024, the Company issued an aggregate of $0.6 million in the automatically converted notes and amended $1.0 million of the original notes to automatically convert upon maturity.

During the third quarter of 2024, the Company issued $0.8 million in principal amount of an unsecured promissory note (the “Nonconvertible Note”) to a related party. The Nonconvertible Note was issued with an original issue discount of 1.5%, accrue interest annually at a rate of 15% and will mature at the earlier of the next sale (or series of related sales) by the Company of its equity securities, following the date of the Nonconvertible Note, from which the Company receives gross proceeds of not less than $5.0 million, or December 23, 2024.

On November 8, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) relating to the issuance and sale of 370,000 shares of the Company’s Class A common stock and, in lieu of Class A common stock, pre-funded warrants to purchase 3,300,886 shares of Class A common stock, and accompanying warrants to purchase up to 7,341,772 shares of Class A common stock at a combined public offering price of $0.79 per share or pre-funded warrant (the “Public Offering”). The Public Offering closed on November 12, 2024. The common warrants have an exercise price of $0.79 per share, are exercisable following stockholder approval and have a term of exercise equal to five years following date of the stockholder approval. The Company received gross proceeds from the Public Offering of approximately $2.9 million before deducting estimated offering expenses. In connection with the Public Offering, the Company also agreed to amend certain existing warrants originally issued on January 11, 2022, to purchase up to 529,412 shares of its Class A common stock at an exercise price of $54.00 per share to have a reduced exercise price equal to $0.79 per share, and the term extended to November 12, 2029, subject to stockholder approval. Additionally, the Company issued to placement agent warrants (the “Placement Agent Warrants”) to purchase 367,088 shares of common stock. The Placement Agent Warrants are immediately exercisable at an exercise price of $0.869 and will expire on the third anniversary of the commencement of sales of the offering.

While these most recent financings will help provided us with liquidity to support our near-term goals and run rate demand, we are still evaluating several different strategies to enhance our liquidity position. These strategies may include, but are not limited to, pursuing additional actions under our business transformation plan, seeking additional financing from both the public and private markets through the issuance of equity securities and seeking to extend the terms of outstanding debt. The outcome of these matters cannot be predicted with any certainty at this time. There can be no assurance that we will be able to raise the capital we need to continue our operations on satisfactory terms or at all. We need additional funding to execute our business plan and continue operations. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, which could materially harm our business, financial condition and results of operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

For the balance of 2024, as we focus on accelerating quality growth, we will likely have to make additional investments in our working capital to support increased distribution with new and existing retailers coming online early next year. Many of these distribution resets have been secured in large part due to our new packaging design, improved product quality, and the resulting improvements in our retail consumption metrics. Accordingly, we will have to build net new inventories to support these upcoming resets. This investment in inventory ahead of sales has and may continue to put pressure on our liquidity position given the structure and terms of our credit facilities and has required us to seek external financing. While we anticipate the increased volumes will result in improved financial results and a significantly narrowed cash loss over time, we do anticipate continued growth which, depending on the rate of growth, may require more external financing.

We have prepared cash flow forecasts which indicate that based on our expected operating losses and cash consumption in order to fund inventory growth, we believe that absent an infusion of sufficient capital there is substantial doubt about our ability to continue as a going concern for twelve months after the date our condensed consolidated financial statements for the three months ended September 30, 2024 are issued. The Company's plan includes the items noted above as well as securing external financing which may include raising debt or equity capital. While we believe our plan, if successfully executed, will alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company's control including our ability to raise sufficient capital on favorable terms, if at all.

Cash Flows. The following tables show summary cash flows information for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(unaudited)	(unaudited)
(In thousands)
Net cash used in operating activities	$(5,135)	$(6,398)
Net cash used in investing activities	(27)	(139)
Net cash provided by financing activities	4,976	6,140
Net change in cash and cash equivalents	$(186)	$(397)

Net Cash used in Operating Activities. Net cash used in operating activities decreased $1.3 million from $6.4 million in the nine months ended September 30, 2023 compared to $5.1 million through the nine months ended September 30, 2024. This decrease is primarily attributable to the decrease in net losses of $3.7 million during the nine months ended September 30, 2024, as compared to the prior year period which positively impact cash; offset by a negative impact to cash driven by a net change in operating assets and liabilities of $1.4 million, decrease in depreciation expense of $0.4 million and a decrease in amortization of debt discount related to the 2023 Notes of $0.9 million.

Net Cash used in Investing Activities. Net cash used in investing activities was minimal in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2024. We believe our current manufacturing and fulfillment assets are generally sufficient to meet the near-term potential demand for our products and don't foresee the need for significant capital expenditures to facilitate growth in the coming quarters.

Net Cash provided by Financing Activities. Net cash provided by financing activities generated $1.2 million less in cash for the Company in the nine months ended September 30, 2024, compared to the comparable period a year ago due borrowings related to the PSA.

Debt and credit facilities. The information below represents an overview of the Company’s debt and prior credit facilities.

As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
(In thousands)
Revenue Loan and Security Agreement, net of debt issuance costs	$3,691	$3,792
Broken Stone Agreement	20	20
Total long-term debt	3,711	3,812
Less: current portion	(475)	(336)
Total long-term debt, net of current portion	$3,236	$3,476

As of September 30, 2024 and December 31, 2023, short-term borrowings and current portion of long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
(In thousands)
Invoice Purchase and Security Agreement, net of debt issuance costs	$4,008	$3,568
Promissory Notes, net of debt discount and debt issuance costs	8,219	4,089
Commercial Premium Finance Agreement	320	270
Current portion of long-term obligations	475	336
Total short-term borrowings and current portion of long-term debt	$13,022	$8,263

Future minimum principal payments, exclusive of debt discounts, on debt as of September 30, 2024 are as follows:

2024	$12,731
2025	525
2026	1,031
2027	2,108
$16,395

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” Section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of and for the nine months ended September 30, 2024, customer concentrations in excess of 10% consolidated sales and accounts receivable are below. No vendors represented more than 10% of purchases or accounts payable.

	Sales	Purchases	Accounts Receivable	Accounts Payable
Customer A	19%	—	16%	—
Customer B	12%	—	12%	—
Customer C	17%	—	16%	—

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

The Company's management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2024, the end of the period covered by this report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 9, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because our stockholders’ equity for the year ended December 31, 2023, as reported in our Form 10-K, was below the minimum stockholders’ equity requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The notice had no immediate effect on our continued listing on Nasdaq, subject to our compliance with the other continued listing requirements.

We had until October 7, 2024 to meet the Stockholders’ Equity Requirement. As we did not regain compliance with the Stockholders’ Equity Requirement by October 7, 2024, we received a delisting determination letter on October 8, 2024 (the “Delisting Determination Letter”). The Delisting Determination Letter stated that unless we requested a timely hearing before a Nasdaq Hearing Panel (“Panel”) to appeal Nasdaq’s delisting determination, trading of our Class A common stock and warrants would be suspended and delisted from Nasdaq.

The Company has filed a request a hearing before the Panel, which was granted for November 26, 2024 (the “Hearing Date”), at which it will request a suspension of delisting pending its return to compliance. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing request has stayed the suspension of trading and delisting of the Class A common stock and warrants pending the conclusion of the hearing process. Consequently, the Class A common stock and warrants will remain listed on Nasdaq at least until the Panel renders a decision following the hearing.

The Company intends, prior to the Hearing Date, to regain compliance with the Minimum Stockholders’ Equity Rule by completing one or more equity offerings.

There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Rule or will otherwise be in compliance with other applicable Nasdaq listing rules, that the Company will be able to successfully complete an equity offering or that the Company’s appeal of the delisting determination will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Document
10.1	Form of Note (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 27, 2024.)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYVE FOODS, INC.

Date: November 14, 2024	By:	/s/ Christopher Boever
	Name:	Christopher Boever
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Alex Hawkins
	Name:	R. Alex Hawkins
	Title:	Chief Financial Officer
(Principal Financial Officer)